Form 10-Q
period 2018-03-31
SendGrid, Inc.
filed 2018-05-01
CIK 1477425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38275

SendGrid, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0654600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801 California Street, Suite 500

Denver, Colorado 80202
(Address of principal executive offices) (Zip Code)

(888) 985-7363
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  ☐

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

On April 24, 2018, the registrant had 44,257,744 shares of common stock outstanding.

SendGrid, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2018

Unless the content otherwise requires, references in this Quarterly Report on Form 10-Q to “SendGrid,” “company,” “our,” “us,” and “we” refer to SendGrid, Inc. and where appropriate its consolidated subsidiaries.

“SendGrid” and other trademarks or service marks of SendGrid appearing in this Quarterly Report on Form 10-Q are our property.  This Quarterly Report on Form 10-Q contains additional trade names, trademarks, and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, results of operations, business strategy and plans and objectives of management for future operations, as well as statements regarding industry trends, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

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

These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

SENDGRID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenue	$32,569	$24,831
Cost of revenue	8,488	6,471
Gross profit	24,081	18,360

Operating expenses:
Research and development	8,934	6,524
Selling and marketing	7,936	6,588
General and administrative	8,866	7,044
Loss on disposal of assets	62	-
Total operating expenses	25,798	20,156
Loss from operations	(1,717)	(1,796)

Other income (expense):
Interest income	490	-
Interest expense	(48)	(37)
Adjustment to redeemable preferred stock warrant liability	-	26
Other	2	6
Other income (expense)	444	(5)
Net loss before provision for income taxes	(1,273)	(1,801)
Provision for income taxes	-	-
Net loss	$(1,273)	$(1,801)

Weighted average common shares outstanding	42,520	7,848
Net loss per share attributable to common stockholders	$(0.03)	$(0.23)

Comprehensive loss:
Net loss	$(1,273)	$(1,801)
Change in cumulative foreign currency translation adjustment	3	-
Comprehensive loss	$(1,270)	$(1,801)

See accompanying notes to condensed consolidated financial statements.

SENDGRID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of March 31,	As of December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$168,597	$175,496
Accounts receivable - trade, net of allowance	5,791	5,765
Prepaid expenses and other current assets	7,996	9,087
Total current assets	182,384	190,348

Noncurrent Assets:
Property and equipment, net	34,529	29,192
Intangible assets, net	1,675	1,795
Other assets	306	300
Goodwill	1,648	1,648
Total noncurrent assets	38,158	32,935
Total assets	$220,542	$223,283

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,790	$13,837
Current portion of capital lease obligations	6,218	6,110
Current portion of deferred rent	797	328
Other current liabilities	1,150	1,575
Total current liabilities	17,955	21,850

Long-Term Obligations, Net of Current Portion:
Capital lease obligations, net of current portion	11,138	11,095
Deferred rent, net of current portion	9,889	10,054
Other long-term liabilities	528	510
Total long-term obligations, net of current portion:	21,555	21,659
Total liabilities	39,510	43,509

Commitment and contingencies (notes 4 - 10)

Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized as of Mar. 31, 2018 and Dec. 31, 2017, 42,880,420 and 42,175,647 shares issued and outstanding as of Mar. 31, 2018 and Dec. 31, 2017, respectively	40	39
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of Mar. 31, 2018 and Dec. 31, 2017. None issued or outstanding.	-	-
Additional paid-in capital	232,747	229,594
Accumulated deficit	(51,756)	(49,857)
Accumulated other comprehensive loss	1	(2)
Total stockholders’ equity	181,032	179,774
Total liabilities and stockholders’ equity	$220,542	$223,283

See accompanying notes to condensed consolidated financial statements

SENDGRID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,273)	$(1,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,517	2,128
Stock-based compensation	1,828	588
Adjustment to redeemable preferred stock warrant liability	-	(26)
Non-cash interest expense and other	11	5
Loss on disposal of assets and restructuring of assets	183	350
Reimbursement of tenant improvements	1,203	473
Changes in operating assets and liabilities:
Accounts receivable	(60)	(434)
Prepaid expenses and other assets	483	103
Accounts payable and accrued liabilities	(3,836)	301
Other liabilities	(1,095)	43
Net cash flows from operating activities	(39)	1,730

Cash flows from investing activities:
Purchase of property and equipment	(6,062)	(1,794)
Cash paid for business combination	-	(2,726)
Cash acquired in business combination	-	527
Decrease (increase) in restricted cash	-	78
Net cash flows from investing activities	(6,062)	(3,915)

Cash flows from financing activities:
Proceeds from stock option exercises	893	221
Payments for stock issuance costs	-	(33)
Principal payments on capital lease obligations	(1,694)	(1,517)
Net cash flows from financing activities	(801)	(1,329)

Effect of foreign currency exchange rates on cash	3	-
Net increase (decrease) in cash and cash equivalents	(6,899)	(3,514)
Cash and cash equivalents, beginning of period	175,496	40,400
Cash and cash equivalents, end of period	$168,597	$36,886

Supplemental disclosure of cash flow information:
Assets acquired under capitalized leases	$1,905	$655
Property and equipment purchases included in accounts payable	$2,204	$213
Issuance of common stock for business combination	$-	$432
Cash paid for interest	$37	$32

See accompanying notes to condensed consolidated financial statements

SENDGRID, INC.

CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2018	42,175,647	$39	$229,594	$(49,857)	$(2)	$179,774
Exercise of common stock options	704,773	1	892			893
Stock-based compensation			1,828			1,828
Net loss				(1,273)		(1,273)
Foreign currency translation adjustment					3	3
Issuance costs associated with IPO			(193)			(193)
Adoption of ASU 2016-09 (Note 2)			626	(626)		-
Balance at March 31, 2018	42,880,420	$40	$232,747	$(51,756)	$1	$181,032

See accompanying notes to condensed consolidated financial statements

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Organization and Description of Business

SendGrid, Inc. and our wholly owned subsidiaries, SendGrid UK Limited and JCKM, Inc. (“Bizzy”) (collectively, “we,” “us,” “our,” “SendGrid,” or “the Company”), operate a leading digital communication platform that enables businesses to engage with their customers via email reliably, effectively, and at scale. SendGrid’s cloud-based platform allows for frictionless adoption and immediate value creation for businesses, providing their developers and marketers with the tools to seamlessly and effectively reach their customers using email. We maintain business operations in the United States and United Kingdom, with sales to customers in the United States and internationally.

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K.

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements, in conformity with GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenue and expenses during the reporting period, and certain information disclosed in the notes to the consolidated financial statements. Actual results could materially differ from these estimates. Significant estimates and assumptions that affect our consolidated financial condition and results of operations include:

• revenue recognition	• deferred taxes and related valuation allowances
• allowance for doubtful accounts and sales returns	• sales and use tax
• income tax uncertainties	• stock-based compensation
• other contingencies	• determination of the fair value of assets acquired and liabilities assumed in business combinations

We review estimates and assumptions periodically, and the effects of revisions are reflected prospectively in the period they occur.

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other

Aside from the accounting policy election regarding forfeitures on stock awards (discussed below in “Recently Adopted Accounting Standards”) there have been no material changes to our significant accounting policies as described in our December 31, 2017 consolidated financial statements.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements for Employee Share-Based Payment Accounting, which simplifies certain aspects of accounting for share-based payment transactions, including accounting for income tax consequences, minimum statutory tax withholdings requirements, forfeitures, and classification of employee taxes paid when an employer withholds shares for tax-withholding purposes and excess tax benefits in the statement of cash flows. We adopted ASU 2016-09 effective January 1, 2018. We made an accounting policy election to account for forfeitures in stock-based compensation cost as they occur and recorded a cumulative-effect adjustment of $0.6 million to accumulated deficit. The adoption of the remaining provisions of ASU 2016-09 did not have a significant impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or business. We adopted ASU 2017-01 effective January 1, 2018. The adoption did not have a significant impact on our consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“the 2017 Act”). ASU 2018-02 is effective for us beginning January 1, 2019. This standard does not provide an extended adoption date for EGCs. Early adoption is permitted, but we do not expect to do so. Companies that elect to reclassify the stranded effects associated with the change in US federal corporate income tax rate must do so for all items within Accumulated Other Comprehensive Income (“AOCI”). This standard allows adoption under one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effects of the 2017 Act related to items remaining in AOCI are recognized, or (2) at the beginning of the period of adoption. We expect to adopt at the beginning of the period of adoption and do not anticipate the adoption of this standard will have a significant impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flow (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amount shown on the statement of cash flows. ASU 2016-18 is effective for us beginning January 1, 2019 (or December 31, 2018 should we cease to be classified as an EGC). Early adoption is permitted, but we do not expect to do so. The standard requires retrospective application for each period presented. The effect that the standard will have on our consolidated financial statements will be dependent upon the amount of restricted cash in future periods.

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2016, the FASB issued ASU 2016-15, Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification for certain cash receipts and cash payments on the consolidated statement of cash flows. ASU 2016-15 is effective for us beginning January 1, 2019 (or December 31, 2018 should we cease to be classified as an EGC). Early adoption is permitted, but we do not expect to do so. The standard requires retrospective application for each period presented. We do not expect the adoption of this standard will have a significant impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities that arise from all leases on the consolidated balance sheet. ASU 2016-02 is effective for us beginning January 1, 2020 (or January 1, 2019 should we cease to be classified as an EGC). Early adoption is permitted, but we do not expect to do so. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We have not yet determined the effect of the standard on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and modified the standard thereafter.  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new accounting standard also impacts the recognition of sales commissions. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for us beginning January 1, 2019 (or December 31, 2018 should we cease to be classified as an EGC). Early adoption is permitted, but we do not expect to do so. The standard permits the use of either the retrospective or cumulative effect transition method. We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements. We are in the process of evaluating arrangements with customers and identifying differences in accounting between new and existing standards.

(3)    Property and Equipment

Property and equipment consist of the following:

	Estimated Useful		As of March 31,	As of December 31,
	Life (in months)		2018	2017
			(In thousands)
Data center equipment	36 - 48		$30,496	$28,474
Leasehold improvements	45 - 90	*	11,964	8,067
Office furniture and equipment	36 - 60		5,815	4,560
Computer equipment and peripherals	36		3,156	3,276
			51,431	44,377
Less accumulated depreciation			(16,902)	(15,185)
Property and equipment, net			$34,529	$29,192

*We depreciate leasehold improvements using the straight-line method over the shorter of the asset’s useful life or the life of the lease.

We hold certain equipment under capital lease arrangements.  This equipment is classified as data center and office equipment.  We depreciate this equipment using the straight-line method over the shorter of the useful life or the term of the lease agreement.  The following table summarizes our capital lease arrangements:

	As of March 31,	As of December 31,
	2018	2017
	(In thousands)
Equipment held under capital lease agreements	$25,216	$24,866
Less accumulated depreciation	(7,997)	(7,860)
Carrying value	$17,219	$17,006

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes depreciation expense, including depreciation of assets held under capital lease arrangements:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Depreciation expense	$2,397	$2,091

(4)    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	As of March 31,	As of December 31,
	2018	2017
	(In thousands)
Accounts payable	$3,101	$3,553
Bonus and commission	1,663	4,031
Sales tax	1,198	2,057
Employee benefits	498	557
Marketing expense	329	203
Vacation	16	1,832
Accrued professional fees and other	2,985	1,604
Accounts payable and accrued liabilities	$9,790	$13,837

(5)    Revolving Line of Credit

We have a loan and security agreement (“LSA”) with a bank that provides a revolving line of credit with $40.0 million maximum borrowing availability.  The LSA matures in May 2018. We had $40.0 million available to draw as of March 31, 2018 and December 31, 2017. We received a waiver from the bank with regard to a specific financial covenant as of March 31, 2018 and were in compliance with all other financial covenants.  We were in compliance with all financial covenants as of December 31, 2017. For all periods presented, no amounts were outstanding, and we had no borrowing activity.

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
•

requirement to maintain at least 40% of our aggregate cash and cash equivalents in depository, operating, and investment accounts with the bank (waiver received with regard to this covenant as of March 31, 2018);

•	requirement to maintain certain business performance levels;
•	limitations on disposal of assets;

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(6)    Stock Awards

In 2012, we created the 2012 Equity Incentive Plan (the “2012 Plan”), and in 2017, we created the 2017 Equity Incentive Plan (the “2017 Plan”). The 2012 Plan terminated upon the effectiveness of the 2017 Plan. However, any outstanding stock awards will continue to be governed by their existing terms.

The following table summarizes remaining shares available for grant:

	As of March 31,	As of December 31,
Stock Awards Available for Grant	2018	2017
	(In thousands)
2017 Plan	5,751	3,504

The 2012 Plan allowed and the 2017 Plan allows granting of stock options and restricted stock units.  Options have an exercise price not less than 100% of the fair value of Common Stock on the date of grant and expire no more than ten years from the grant date. Stock options and restricted stock units generally vest over two to four years.

The following table summarizes our stock option activity:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding January 1, 2018	12,217,721	$4.79
Granted	167,240	$25.92
Exercised	(704,773)	$1.27
Forfeited	(402,805)	$6.16
Outstanding March 31, 2018	11,277,383	$5.28
Vested and exercisable March 31, 2018	5,831,413	$2.10

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable:

	As of March 31, 2018
	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Grant	Number of	Remaining	Average	Number of	Remaining	Average
(Strike)	Options	Contractual Life	Exercise	Options	Contractual Life	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	(In Years)	Price
$0.01 - $1.50	1,787,448	5.2	$1.09	1,776,184
$1.51 - $2.00	1,713,882	6.5	$1.83	1,514,914
$2.01 - $2.50	2,498,164	7.3	$2.31	1,684,572
$2.51 - $5.00	1,936,761	8.4	$4.00	723,086
$5.01 - $6.00	471,403	9.0	$5.48	111,664
$6.01 - $8.00	275,147	9.2	$7.58	20,343
$8.01 - $10.00	-	-	$-	-
$10.01 - $13.00	2,172,283	9.4	$12.19	650
$13.01 - $30.35	422,295	9.7	$23.14	-
	11,277,383	7.7	$5.28	5,831,413	6.6	$2.10

The 2012 Plan allowed and the 2017 Plan also allows for the issuance of restricted stock units. The following table summarizes our restricted stock unit activity:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding at January 1, 2018	656,854	$2.54
Granted	97,334	$28.11
Vested	-	$-
Forfeited	-	$-
Outstanding at March 31, 2018	754,188	$5.84

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For all periods presented, we computed the fair value of options granted using the Black-Scholes option pricing model. The model requires estimates and assumptions, including:

Estimate or Assumption	Criteria
The fair value of our Common Stock

Subsequent to our IPO in November 2017, we obtain the fair value of our Common Stock from the public market.  Prior to our IPO, there was no public trading market for our Common or Preferred Stock. As a result, our board of directors considered an independent third-party valuation of our Common Stock and whether any new material information after the date of such valuation had materially affected the fair value of our Common Stock.

Risk-free interest rates	The risk-free interest rate is based on the U.S. Treasury yield for treasury securities with maturities that align closely with the timing of the average remaining expected life of the option.
Volatility	We estimate a volatility factor utilizing an average of the stock volatility of peer companies.
Expected dividend yield	Because we have never declared or paid a dividend and do not expect to do so in the foreseeable future, we assume a dividend yield of zero.
Expected option life	Given our limited history, we applied the simplified method (the average of the period from vesting to expiration) to determine the expected option life.

The use of different estimates and assumptions could cause significant adjustments to the valuation.

The following table summarizes the estimates and assumptions used and the resulting weighted average grant date fair value of the options granted:

	For the Three Months Ended March 31,
	2018	2017
Fair value of common stock	$22.87 - $30.35	$4.47
Risk-free interest rate	2.4% - 2.7%	2.1%
Expected life	6.0 years	6.1 years
Expected dividend yield	-	-
Expected volatility	51.5%	54.0%
Weighted average grant date fair value of the options granted	$13.33	$2.34

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recognize stock-based compensation cost on a straight‑line basis over the requisite service period for the entire award and account for forfeitures as they occur. We allocate stock-based compensation to the same expense categories as the base compensation for such employees. We recognized the following stock-based compensation expense for options and RSUs:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Cost of revenue	$202	$53
Research and development	594	147
Selling and marketing	224	135
General and administrative	808	253
Stock-based compensation	$1,828	$588

The following table summarizes our unrecognized compensation cost:

As of March 31,
2018
Unrecognized compensation cost (in thousands)	$24,018
Weighted average remaining vesting period	3.2 years

(7)    Net Loss Per Share Attributed to Common Stockholders

We calculate our basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method, which is required for companies with participating securities. We exclude all potentially dilutive securities, which include the following “common stock equivalents”:

•	Options to purchase Common Stock
•	Restricted stock units
•	Redeemable convertible preferred stock (existed prior to our IPO and considered a participating security)
•	Redeemable convertible preferred stock warrant (existed prior to our IPO)

The two-class method requires the following:

Periods when we have net loss	We calculate both basic and diluted net loss per common share by dividing net loss by the weighted average number of common shares outstanding during the period.
Common stock equivalents are not considered because their effect is antidilutive.
Periods when we have net income	Basic net income per share
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

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our net loss per share:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Net loss	$(1,273)	$(1,801)
Weighted average common shares outstanding	42,520	7,848
Net loss attributable to common stockholders	$(0.03)	$(0.23)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Stock options	11,277	9,350
Restricted stock units	754	617
Redeemable convertible preferred stock	-	24,535
Redeemable preferred stock warrant	-	54
	12,031	34,556

(8)    Segment and Geographic Information

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

The following table summarizes revenue by geographic area:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
United States	$20,142	$15,748
International	12,427	9,083
Total revenue	$32,569	$24,831

(9)    Income Tax

Accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our net deferred tax assets. We primarily considered such factors as our history of operating losses, the nature of our deferred tax assets, and the timing, likelihood, and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, we do not believe that it is more likely than not that the net deferred tax assets will be realized. Accordingly, we established a full valuation allowance.

Currently, we do not have any uncertain tax positions. We do not anticipate any significant changes within twelve months of March 31, 2018 in uncertain tax positions that would be material to the consolidated financial statements taken as a whole.

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We file U.S. federal income tax returns as well as income tax returns in many U.S. states and the United Kingdom. The 2009 through 2017 tax years remain open to examination by the major jurisdictions in which we are subject to tax.

(10)    Commitments and Contingencies

Commitments

The following table summarizes commitments on contracts that meet the following criteria:

•	enforceable;
•	legally binding; and
•	specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts.

The table excludes obligations under agreements that we can cancel without a significant penalty.

	Payments due by Period
	As of March 31,2018
	2018 (Remainder of Year)	2019	2020	2021	2022	Thereafter	Total
	(In thousands)
Operating lease obligations	$3,041	$4,879	$4,936	$5,065	$5,197	$16,595	$39,713
Capital lease obligations	4,778	5,656	4,876	2,011	35	-	17,356
Purchase obligations and interest on capital lease obligations	5,795	6,672	5,791	9,033	4,625	-	31,916
Total	$13,614	$17,207	$15,603	$16,109	$9,857	$16,595	$88,985

Sales and Use Tax

We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use taxes are assessed on our operations. Historically, we have not billed or collected these taxes. We record a provision for such tax exposure when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The liability is recorded in “accounts payable and accrued liabilities” and “other long-term liabilities” on the condensed consolidated balance sheets. These estimates include several key assumptions including, but not limited to, the taxability of our services, the jurisdictions in which we believe we have nexus, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, the actual exposure could differ materially from the current estimates.

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

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)    Subsequent Event

On April 10, 2018 we closed a follow-on public offering of 7,514,369 shares of SendGrid common stock at $24.00, before underwriters’ discount. Of the total shares sold, existing stockholders and option holders sold 6,914,369 shares, and the Company sold 600,000 shares. We received net proceeds of $12.9 million after deducting underwriting discounts and offering expenses. In connection with the follow-on public offering, certain individuals exercised 589,731 stock options, and we received proceeds from the options exercise of $1.2 million.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We primarily sell to developers and marketers who want easy to use, self-service tools. Businesses learn about us through our marketing efforts or through our user community and sign up through our website. We offer documentation to enable self-service onboarding and 24 x 7 support to answer questions. We also sell our services to and through leading public cloud infrastructure providers and ecommerce platforms, such as Heroku, Amazon Web Services, and Microsoft Azure, software vendors that offer complementary products and with which we co sell our Email API and Marketing Campaigns services, such as GitHub, New Relic, and Twilio, and digital marketing agencies, such as Deloitte Digital, which resell our services to their clients. Additionally, we have a limited inside sales team to manage inbound interest from businesses.

We target any business that needs to deliver transactional or marketing email. As a result, our customers include small and midsize businesses, or SMBs, and large enterprises across a wide range of industries. As of March 31, 2018, we had more than 69,000 customers globally. We believe a relatively small number of these businesses have more than one unique paying account with us, and we count each of these accounts as a separate customer. No single customer represented more than 2% of total revenue in the three months ended March 31, 2018 and 2017, and our ten largest customers comprised 11% or less of our total revenue in the three months ended March 31, 2018 and 2017.

In November 2017, we issued and sold 9.4 million shares of our common stock at the public offering price of $16.00 per share in our initial public offering, or IPO. We received net proceeds of $136.3 million after deducting underwriting discounts and offering expenses.

On April 10, 2018, we closed our follow-on public offering in which we and certain of our stockholders sold an aggregate of 7,514,369 shares of Common Stock, including 980,135 shares sold pursuant to the underwriters’ option to purchase additional shares. The public offering price of the shares sold in the offering was $24.00 per share. Of the 7,514,369 shares of Common Stock sold in the offering, 600,000 shares were sold by us and 6,914,369 shares were sold by the selling stockholders. We received net proceeds of $12.9 million after deducting underwriting discounts and $0.8 million of offering expenses. As of April 15, 2018, less than $0.1 million of the associated offering costs have been paid.

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

The following table summarizes our subscription dollar expansion rate and our subscription gross dollar churn rate:

	March 31,
	2018	2017	Amount Change		% Change
Subscription dollar expansion rate (for the period ended)	122%	127%	(500)	bps	(4)%
Subscription gross dollar churn rate (for the period ended)	9%	10%	(100)	bps	(10)%

The following table summarizes our key metrics:

	March 31,
	2018	2017	Amount Change		% Change
Customers (in thousands) (at period end)	69.3	51.3	18.0		35%
Email volume (in billions) (for the period ended)	130.4	100.9	29.5		29%
Subscription net dollar retention rate (for the period ended)	113%	117%	(400)	bps	(3)%

Our subscription dollar expansion rate decreased 500 basis points in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease was primarily attributable to decreased expansion in our Email API service, and to a lesser extent the elimination of our predecessor email marketing service, which was discontinued at the end of 2017. Our subscription gross dollar churn rate improved with a decrease of 100 basis points in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Components of Results of Operations

Revenue

We generate revenue primarily through the sale of our Email API and Marketing Campaigns services, which we sell on a monthly subscription basis. Sales of our Email API service accounted for 79% and 80% our total revenue in the three months ended March 31, 2018 and 2017, respectively. Other sources of revenue for these periods consisted of sales of our email marketing services, including sales of our Marketing Campaigns service and its predecessor, and other sources, including professional services. Sales of our Marketing Campaigns service accounted for 17% and 11% of our total revenue in the three months ended March 31, 2018 and 2017, respectively. Revenue attributed to sales of our Email API service does not include the portion of revenue generated by subscriptions from our email marketing services customers to send emails through our Email API to contacts stored on our system for use with our email marketing services.

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

Research and Development Expense

Research and development expense consists primarily of employee related costs, including compensation, other related costs, and an allocation of our general overhead. Also included are non-personnel costs, such as consulting and professional fees for third party development resources, and depreciation costs. Our research and development efforts focus on maintaining and enhancing functionality of existing services and adding new features and services. We expect research and development expense to increase in absolute dollars as we invest in the enhancement of our services.

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

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors' overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non‑GAAP financial metrics to assist investors in seeing our financial performance through the eyes of management, and because we believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted net income

We use the non-GAAP financial measure of adjusted net income, which is defined as GAAP net income (loss), excluding stock-based compensation expense, restructuring expense, costs associated with mergers and acquisitions, warrant interest expense, and non-capitalizable costs associated with our recent IPO. Due to our significant federal and state net operating loss carryforwards, as well as a full valuation against our net deferred tax assets, there is no income tax effect on adjusted net income in the presented periods. We believe that adjusted net income helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in adjusted net income. Additionally, our executive compensation structure uses an adjusted net income target as one of the components when calculating payments that have been earned.

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted net income, for each of the periods presented:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Net loss	$(1,273)	$(1,801)
Stock-based compensation expense	1,828	588
Restructuring expense	276	847
Merger and acquisition expense	167	257
Adjustment to convertible preferred stock warrant liability	-	(26)
Certain IPO costs	-	160
Adjusted net income	$998	$25

Adjusted net income increased $1.0 million in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase was due in part to a decrease in net loss of $0.5 million, offset by an increase in stock-based compensation expense of $1.2 million. Restructuring expense decreased $0.6 million as a result of our relocation from Boulder, Colorado to Denver, Colorado being substantially complete. Merger and acquisition expense from our acquisition of Bizzy decreased $0.1 million.  Adjustment to convertible preferred stock warrant liability and certain IPO costs were $0 in the three months ended March 31, 2018 due to the completion of our initial public offering.

There are a number of limitations related to the use of adjusted net income as compared to net loss, including that adjusted net income excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

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

The following table presents a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for each of the periods presented:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash flows from operating activities	$(39)	$1,730
Purchase of property and equipment	(6,062)	(1,794)
Principal payments on capital lease obligations	(1,694)	(1,517)
Free cash flow	$(7,795)	$(1,581)

Free cash flow decreased $6.2 million in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease was due to a $1.8 million decrease in net cash flows from operating activities primarily due to employee related costs and an increase of $4.3 million in purchases of property and equipment mainly related to construction of our Irvine, California and Redwood City, California offices. Principal payments on capital lease obligations increased $0.2 million due to additional equipment used to support growth in the business.

There are a number of limitations related to the use of free cash flow as compared to net cash from operating activities, including that free cash flow does not reflect future contractual commitments.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$32,569	$24,831
Cost of revenue (1)(2)	8,488	6,471
Gross profit	24,081	18,360
Operating expenses: (1)(2)
Research and development	8,934	6,524
Selling and marketing	7,936	6,588
General and administrative (3)(4)	8,866	7,044
Loss on disposal of assets	62	-
Total operating expenses	25,798	20,156
Loss from operations	(1,717)	(1,796)
Other income (expense), net	444	(5)
Net loss before provision for income taxes	(1,273)	(1,801)
Provision for income taxes	-	-
Net loss	$(1,273)	$(1,801)

(1)	Includes stock-based compensation expense as follows:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Cost of revenue	$202	$53
Research and development	594	147
Selling and marketing	224	135
General and administrative	808	253
Total	$1,828	$588

(2)	Includes merger and acquisition expense as follows:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Cost of revenue	$20	$18
Research and development	154	-
Selling and marketing	5	12
General and administrative	(12)	227
Total	$167	$257

(3)	Includes non-capitalizable costs related to preparation to become and operate as a public company of $0 and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.
(4)	Includes restructuring expense of $0.3 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	For the Three Months Ended March 31,
	2018	2017
Condensed Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%
Cost of revenue	26.1	26.1
Gross margin	73.9	73.9
Operating expenses:
Research and development	27.4	26.3
Selling and marketing	24.4	26.5
General and administrative	27.2	28.4
Loss on disposal of assets	0.2	-
Total operating expenses	79.2	81.2
Loss from operations	(5.3)	(7.2)
Other income (expense), net:	1.4	(0.0)
Net loss before provision for income taxes	(3.9)	(7.3)
Provision for income taxes	-	-
Net loss	(3.9)%	(7.3)%

Revenue

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands)
Email API	$25,868	$19,946	$5,922	29.7%
Marketing Campaigns	5,445	2,700	2,745	101.7%
Predecessor email marketing service	-	1,520	(1,520)	(100.0)%
Other	1,256	665	591	88.9%
Total	$32,569	$24,831	$7,738	31.2%

Total revenue increased $7.7 million, or 31.2%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase was attributable to an increase in email volume from, and sales of additional services to, existing customers and sales of our Email API service and other services to new customers. Revenue from existing customers comprised $6.9 million, or 89%, of the $7.7 million increase, with the remaining increase attributed to revenue from new customers. Our overall email volume increased to 130.4 billion in the first three months of 2018 from 100.9 billion in the first three months of 2017, and our number of customers increased by 35% from March 31, 2017 to March 31, 2018.

Revenue from our Email API service increased by $5.9 million, or 29.7%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Revenue from our email marketing services, including our Marketing Campaigns service and its predecessor, increased by $1.2 million, or 29%, in the first three months of 2018, compared to the first three months of 2017, as a result of a $2.7 million increase in revenue from our Marketing Campaigns service in the first three months of 2018, offset by a $1.5 million decrease in revenue from our predecessor email marketing service, which was discontinued at the end of 2017.

Cost of Revenue and Gross Margin

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands)
Cost of revenue	$8,488	$6,471	$2,017	31.2%
Gross margin	73.9%	73.9%

Cost of revenue increased $2.0 million, or 31.2%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase was primarily attributable to a $1.0 million increase in data center and hosting costs due to the investment and use of additional property and equipment to support growth, as well as a $0.8 million increase in employee costs due to an increase in headcount related to delivering our services and supporting our customers. There was also an increase of $0.2 million in other expenses, including allocated overhead.

Operating Expenses

Research and Development

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands)
Research and development	$8,934	$6,524	$2,410	36.9%
As a percentage of revenue	27.4%	26.3%

Research and development expense increased $2.4 million, or 36.9%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily a result of a $2.0 million increase in product and engineering employee related costs due to additional research and development initiatives and a $0.7 million increase in other expenses, including allocated overhead. These increases were partially offset by a decrease in costs related to third‑party consulting services of $0.3 million.

Selling and Marketing

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands)
Selling and marketing	$7,936	$6,588	$1,348	20.5%
As a percentage of revenue	24.4%	26.5%

Selling and marketing expense increased $1.3 million, or 20.5%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was a result of a $0.8 million increase in employee related costs due to an increase in headcount, a $0.2 million increase in advertising and promotion expense, and a $0.3 million increase in other expenses, including allocated overhead.

General and Administrative

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands)
General and administrative	$8,866	$7,044	$1,822	25.9%
As a percentage of revenue	27.2%	28.4%

General and administrative expense increased $1.8 million, or 25.9%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was a result of a $1.3 million increase in employee related costs, largely due to an increase in headcount to support the growth of our business and being a public company, a $0.6 million increase in third-party consulting services, a $0.5 million increase in office expense, a $0.2 million increase in credit card fees, and a $0.5 million increase in other expenses, including allocated overhead. These increases were partially offset by a $0.6 million decrease in restructuring costs, and a $0.7 million decrease in merger and acquisition costs, travel and entertainment expense, and costs related to our recent IPO.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, debt financings, and the sale of software subscriptions and support.

As of March 31, 2018, we had $168.6 million of cash and cash equivalents. On April 10, 2018, we closed our follow-on public offering in which we and certain of our stockholders sold an aggregate of 7,514,369 shares of Common Stock, including 980,135 shares sold pursuant to the underwriters’ option to purchase additional shares. The public offering price of the shares sold in the offering was $24.00 per share. Of the 7,514,369 shares of Common Stock sold in the offering, 600,000 shares were sold by us, and 6,914,369 shares were sold by the selling stockholders. We received net proceeds of $12.9 million after deducting underwriting discounts and $0.8 million of offering expenses. As of April 15, 2018, less than $0.1 million of the associated offering costs have been paid. For further information, refer to Note 11 in the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

We believe that existing cash and cash equivalents and expected positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.

We have a loan and security agreement, or LSA, with a bank that provides a revolving line of credit with $40.0 million maximum borrowing availability.  The LSA matures in May 2018, and we intend to renew it subject to satisfactory terms and conditions. We had $40.0 million available to draw as of March 31, 2018.  We received a waiver from the bank with regard to a specific financial covenant as of March 31, 2018 and were in compliance with all other financial covenants. No amounts were outstanding as of March 31, 2018, and we had no borrowing activity during the three months ended March 31, 2018.

For further information on our LSA, refer to Note 5 in the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations, Commitments, and Future Capital Requirements

For further information on our commitments and contingencies, refer to Note 10 in the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Historical Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash flows from operating activities	$(39)	$1,730
Net cash flows from investing activities	(6,062)	(3,915)
Net cash flows from financing activities	(801)	(1,329)
Effect from foreign currency exchange rates	3	-
Net increase (decrease) in cash	(6,899)	(3,514)
Cash at beginning of period	175,496	40,400
Cash at end of period	$168,597	$36,886

Operating Activities

Net cash used in operating activities was $0.04 million in the three months ended March 31, 2018, primarily due to our net loss of $1.3 million adjusted for non-cash items, including $2.5 million of depreciation and amortization expense, $1.8 million of stock-based compensation expense, and $0.2 million in restructuring expense, offset by $4.5 million of cumulative changes in operating assets and liabilities and $1.2 million of landlord reimbursements for leasehold improvements associated with the construction of our new Irvine, California office. With respect to the cumulative changes in operating assets and liabilities, accounts payable and accrued liabilities decreased $3.8 million because of seasonal employee payments, and other liabilities decreased $1.1 million primarily related to the timing of sales tax payments. Prepaid expenses and other assets decreased $0.5 million due to the timing of cash payments and accounts receivable increased $0.1 million due to the timing of cash receipts.

Net cash from operating activities was $1.7 million in the three months ended March 31, 2017, primarily due to our net loss of $1.8 million adjusted for non-cash items, including $2.1 million of depreciation and amortization expense, $0.6 million of stock-based compensation expense, and $0.4 million in restructuring expense, offset by $0.5 million of landlord reimbursements for leasehold improvements associated with the construction of our Denver, Colorado office. Cumulative changes in operating assets and liabilities of $0.0 million consisted of an increase in accounts payable and accrued liabilities of $0.3 million and decrease in prepaid expenses and other assets of $0.1 million, offset by an increase in accounts receivable of $0.4 million.

Investing Activities

Net cash used in investing activities was $6.1 million in the three months ended March 31, 2018 due to purchases of property and equipment used to support the growth of the business.

Net cash used in investing activities was $3.9 million in the three months ended March 31, 2017, primarily due to $1.8 million related to purchases of property and equipment used to support the growth of the business, and $2.2 million related to our acquisition of Bizzy, partially offset by $0.1 million decrease in restricted cash due to a lease termination.

Financing Activities

Net cash used financing activities was $0.8 million in the three months ended March 31, 2018, primarily due to $1.7 million in principal payments on capital lease obligations offset by $0.9 million in proceeds from stock option exercises.

Net cash used financing activities was $1.3 million in the three months ended March 31, 2017, primarily due to $1.5 million in principal payments on capital lease obligations offset by $0.2 million in proceeds from stock option exercises.

Critical Accounting Policies

Our condensed consolidated financial statements were prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The preparation of consolidated financial statements, in conformity with GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenue and expenses during the reporting period, and certain information disclosed in the notes to the consolidated financial statements. Actual results could materially differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, the valuation of goodwill and intangible assets, and stock-based compensation involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Aside from the accounting policy election regarding forfeitures on stock awards (refer to Note 2 in the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q), there have been no material changes to our significant accounting policies as described in our December 31, 2017 consolidated financial statements.

Recently Issued Accounting Guidance

For further information on recently adopted accounting standards and new accounting pronouncements not yet adopted, refer to Note 2 in the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3.Quantitative and Qualitative Disclosure About Market Risk

Market Risks Associated with Financial Instruments

There have been no material changes in our market risk during the three months ended March 31, 2018. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10‑Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings with the SEC. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material, and these risks and uncertainties could result in a decrease in the market price of our common stock. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto.

Risks Related to our Business

Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.

We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 58 employees as of December 31, 2011, to 427 fulltime employees as of March 31, 2018, and we have also significantly increased the number of emails processed by our platform over the last several years. We anticipate that we will continue to expand our operations and headcount in the near term. Our growth has placed, and future growth will place, a significant strain on our management, technical, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our management, technical, administrative, operational, and financial controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in effectively scaling our platform to handle increased email volumes, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business and results of operations.

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

We may fail to attract new customers, retain existing customers or increase sales to new or existing customers as a result of a number of factors, including: reductions in our current or potential customers’ spending levels; competitive factors affecting the cloud-based business software market, including the introduction of competing platforms, discount pricing and other strategies that may be implemented by our competitors; our ability to execute on our growth strategy and operating plans; a decline in our customers’ level of satisfaction with our platform and customers’ usage of our platform or an increased perception by our customers’ that they can manage their email distribution and marketing efforts internally or otherwise without use of our platform; reductions in the use of email as a digital communication channel; the difficulty and cost to switch to a competitor may not be significant for many of our customers; changes in our relationships with third parties, including our strategic partners and payment processors; the timeliness and success of new services and functionality we may offer now or in the future, including our Marketing Campaigns service that we introduced in late 2015; concerns relating to actual or perceived security breaches; the frequency and severity of any system outages; and technological changes or problems. In addition, we believe a relatively small number of businesses have more than one unique paying account with us, and we count each of these accounts as a separate customer. We believe our number of customers is an important measure for evaluating our business. Because some businesses have more than one unique paying account with us and we count each of these accounts as a separate customer, the number of our customers set forth in this Quarterly Report on Form 10-Q for any period is not necessarily indicative of the number of unique businesses from which we received revenue during any such period. We rely on our reputation and recommendations from key customers in order to promote our platform. The loss of any of our key customers could have a significant impact on our business reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation of our contracts with those customers or by the acquiring companies.

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

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union, and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, on May 25, 2018, the general data protection regulation will come into force, bringing with it a complete overhaul of E.U. data protection laws: the new rules will supersede current E.U. data protection legislation, impose more stringent E.U. data protection requirements, and provide for greater penalties for noncompliance. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives and regulations may result in enforcement action against us, including fines and imprisonment, and damage to our reputation, any of which may have an adverse effect on our business and operating results. In 2016, the European Union and the United States political authorities adopted the E.U.-U.S. Privacy Shield, or Privacy Shield, to enable companies in the United States to transfer personal data lawfully from the European Union and Switzerland to the United States.  Organizations in the United States may participate in the Privacy Shield program once they have satisfied a series of requirements (as contained in a set of privacy-protective principles), which are designed to ensure they will continue to provide a level of data protection deemed “adequate” by the European Commission.  The Privacy Shield is administered by the U.S. Department of Commerce and the European Commission.  In December 2017, we obtained our E.U.-U.S. Privacy Shield certification and Swiss-U.S. Privacy Shield certification.  By submitting our self-certifications to these Privacy Shield frameworks, we have committed to apply the frameworks’ principles to all personal information received by us from the European Economic Area and Switzerland in reliance on these frameworks.  These frameworks enable us to lawfully collect, receive and process personal data from the European Union and Switzerland.

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

We generated net losses of $6.3 million, $3.9 million, and $5.9 million in 2017, 2016, and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $49.9 million. We will need to generate and sustain increased revenue levels in future periods in order to achieve or sustain profitability. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase commensurately. For example, we intend to continue to expend significant funds to develop and enhance our technical infrastructure, platform, and services, including possibly through the acquisition of complementary businesses and technologies, expand our research and development efforts and selling and marketing operations, including through increased headcount, meet the increased compliance requirements associated with our transition to and operation as a public company, and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve or sustain profitability, our stock price may significantly decrease.

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

We believe that our culture has been and will continue to be a key contributor to our success. Between December 31, 2011 and March 31, 2018, we have increased the size of our full-time workforce by 369 employees, and we expect to continue to hire as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our common stock in the public markets after our recent initial public offering, or IPO, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our potential headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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

We cannot assure you that any patents we have obtained or that may be issued to us in the future will give us the protection that we seek or that such patents will not be challenged, invalidated, or circumvented. As of March 31, 2018, we had one issued patent. Any patents that may be issued to us in the future may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. Similarly, we cannot assure you that any future trademark registrations will be issued from current or future applications or that any registered trademarks we have obtained or may obtain in the future will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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

On December 22, 2017, and effective January 1, 2018, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the “Tax Cuts and Jobs Act,”) which includes significant changes to the taxation of business entities. The Tax Cuts and

Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income,” or GILTI, repeal of the alternative minimum tax, or AMT, for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, changes in the attribution rules relating to stockholders of certain “controlled foreign corporations,” limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the Tax Cuts and Jobs Act remains subject to interpretation and further guidance from US taxing authorities and as a result the overall impact of this tax reform is uncertain and may change due to interpretation changes, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various US states will conform their tax laws to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our common stock is also uncertain and could be adverse. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance.  We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in or holding our common stock.

Taxing authorities may successfully assert that we should have collected or paid, or in the future should collect or pay, sales, use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our financial results.

We do not collect sales, use, value added and similar taxes in all jurisdictions in which we have sales. Sales, use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect and/or remit such taxes in the future. While we reserve estimated amounts with respect to such taxes on our financial statements, we cannot be certain that we have made sufficient reserves to cover such tax liabilities or such taxes. If our reserve amounts are inadequate, such tax assessments, penalties and interest or future requirements may adversely affect our results of operations and financial condition. Additionally, the application of federal, state, local and international tax laws to cloud services are continuously evolving. Income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted or amended at any time, possibly with retroactive effect, which could increase our taxes and ultimately have a negative impact on our results of operations and cash flows.

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

Under the Tax Cuts and Jobs Act, NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year.    It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the Tax Cuts and Jobs Act.

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

In particular, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services; this new accounting standard also impacts the recognition of sales commissions. As an “emerging growth company” the Jumpstart Our Business Startups Act, or JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act with respect to ASU 2014-09. As a result, if we remain an “emerging growth company” as of December 31, 2018, ASU 2014-09 will become applicable for us on January 1, 2019.  However, if we are no longer an “emerging growth company” as of December 31, 2018, ASU 2014-09 will become applicable for us on December 31, 2018.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2018. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. If the market value of our common stock held by non-affiliates as of the last business day of our second fiscal quarter ended June 30, 2018 exceeds $700 million, we will be deemed a “large accelerated filer” and no longer an “emerging growth company” as of December 31, 2018, in which case our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2018.

If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which will be time-consuming, costly, and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources and adversely affect our business, financial condition, and operating results.

Risks Related to Ownership of Our Common Stock

The trading price of our stock may be volatile.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in November 2017 at a price of $16.00 per share, our stock price has ranged from an intraday low of $17.50 to an intraday high of $32.03 through March 31, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, the factors that may affect the market price of our common stock include:

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

In April 2018, we and some of our holders of capital stock sold an aggregate of 7,514,369 shares of our common stock in an underwritten public offering, or follow-on public offering, pursuant to registration statements effective as of April 5, 2018.  As of April 15, 2018, there were 44,232,698 shares of our common stock outstanding. All shares of common stock sold in our IPO and our follow-on public offering are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The resale of 27,913,329 shares of our common stock, or approximately 63% of our outstanding shares as of April 15, 2018, is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters for our IPO, and for certain stockholders, with the underwriters for our follow-on public offering; however, subject to applicable securities law restrictions, these shares will be able to be sold in the public market as follows:

•	4,593,226 shares will become eligible for sale in the public market beginning on May 14, 2018 (the date on which the lock-up agreements related to our IPO expire);
•

2,080,289 shares will become eligible for sale in the public market beginning on June 4, 2018 (the date on which lock-up agreements entered into in connection with the follow-on public offering with certain of our stockholders who did not sell in the follow-on public offering and certain of our directors affiliated with those stockholders will expire with respect to 20% of such stockholders’ and directors’ aggregate holdings of our common stock); and

•	21,239,814 shares will become eligible for sale in the public market beginning on July 5, 2018 (the date on which lock-up agreements related to our follow-on public offering expire).

Further, Morgan Stanley & Co. LLC on behalf of the underwriters may, in its sole discretion, permit our officers, directors, employees and current security holders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements. In addition, the shares subject to outstanding options and restricted stock units, or RSUs, of which options and RSUs to purchase 10,463,853 shares and 754,188 shares, respectively, were outstanding as of April 15, 2018, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options and the expiration of any applicable market stand-off or lock-up agreements, subject to applicable securities law restrictions. We have registered the offer and sale of all shares of common stock that we may issue under our equity incentive plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the lockup agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

The holders of 19,482,285 shares, or approximately 44% of our outstanding common stock as of April 15, 2018, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

We may issue shares of our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

We may invest or spend the proceeds of our initial public offering and follow-on public offering in ways with which you may not agree or in ways which may not yield a return.

We intend to use the remaining net proceeds to us from our IPO and follow-on public offering for working capital and other general corporate purposes, including developing and enhancing our technical infrastructure, platform, and services, expanding our research and development efforts and selling and marketing operations, meeting the increased compliance requirements associated with our transition to and operation as a public company, and expanding into new markets. We may also use a portion to make acquisitions or investments. However, we do not have any agreements or commitments for any acquisitions or strategic investments at this time. Our management generally will have broad discretion to use the net proceeds, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds in ways that increase the value of your investment. Until we use the net proceeds, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Concentration of ownership among our officers, directors, significant stockholders, and their affiliates may prevent minority investors from influencing corporate decisions.

Our officers, directors, and their affiliated funds and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned an aggregate of approximately 51% of the outstanding shares of our common stock as of April 15, 2018. If some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a change of control of our company. Some of these persons or entities may have interests different from yours.

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

For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, we have elected to take advantage of the extended transition period to comply with new or revised accounting standards. As a result of the accounting standards election, we are not subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult. We will remain an “emerging growth company” until the earliest of (i) the last day of the year following the fifth anniversary of the completion of our IPO, (ii) the last day of the first year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.00 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. If the market value of our common stock held by non-affiliates as of the last business day of our second fiscal quarter ended June 30, 2018, exceeds $700 million, we will be deemed a “large accelerated filer” as of December 31, 2018. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline. If we are deemed a “large accelerated filer” as of December 31, 2018, we will no longer be able to take advantage of these exemptions and relief from various reporting requirements, such as the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and expect to incur additional costs in order to comply with these requirements.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

We raised $136.1 million in net proceeds after deducting underwriting discounts and commissions of $10.6 million and offering expenses of $4.2 million. No offering expenses were paid directly or indirectly to any of our directors, officers, or persons owning 10 percent or more of our capital stock (or their associates or affiliates). As of March 31, 2018, substantially all expenses incurred in connection with our IPO have been paid.

There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on November 15, 2017 pursuant to Rule 424(b) of the Securities Act. As of March 31, 2018, all proceeds were held as cash and cash equivalents.

Issuer Purchases or Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

None.

Item 5.Other Information

None.

Item 6.Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-K	001-38275	3.1	2/26/2018

3.2	Amended and Restated Bylaws.	10-K	001-38275	3.2	2/26/2018

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate evidencing shares of Common Stock.	S-1/A	333-221003	4.2	10/30/2017

4.3	Amended and Restated Registration Rights Agreement, dated as of November 17, 2016, by and among SendGrid, Inc., and certain of its stockholders.	S-1	333-221003	4.3	10/18/2017

10.1+	Senior Executive Cash Incentive Bonus Plan.	8-K	001-38275	10.1	2/5/2018

10.2+	SVP Sales & Customer Success Incentive Plan.	8-K	001-38275	10.1	3/28/2018

10.3+	Separation Agreement by and between SendGrid, Inc. and Scott Heimes dated March 2, 2018.	S-1	333-224121	10.15	4/3/2018

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101 INS	XBRL Instance Document					X

101SCH	XBRL Taxonomy Extension Schema Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*This certification accompanies the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the SEC and is not incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

+Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Sameer Dholakia	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 1, 2018
Sameer Dholakia

/s/ Yancey Spruill	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 1, 2018
Yancey Spruill