Form 10-Q
period 2018-06-30
SendGrid, Inc.
filed 2018-07-31
CIK 1477425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or
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

On July  23, 2018, the registrant had 46,387,368 shares of common stock outstanding.

SendGrid, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2018

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

SENDGRID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$35,675	$27,012	$68,244	$51,843
Cost of revenue	8,805	7,274	17,293	13,745
Gross profit	26,870	19,738	50,951	38,098

Operating expenses:
Research and development	9,871	7,139	18,805	13,663
Selling and marketing	8,707	6,870	16,643	13,458
General and administrative	9,165	6,494	18,031	13,538
Loss on disposal of assets	-	2	62	2
Total operating expenses	27,743	20,505	53,541	40,661
Loss from operations	(873)	(767)	(2,590)	(2,563)

Other income (expense):
Interest income	626	-	1,116	-
Interest expense	(56)	(32)	(104)	(69)
Adjustment to redeemable preferred stock warrant liability	-	(544)	-	(518)
Other	(7)	10	(5)	16
Other income (expense)	563	(566)	1,007	(571)
Net loss before provision for income taxes	(310)	(1,333)	(1,583)	(3,134)
Provision for income taxes	-	-	-	-
Net loss	$(310)	$(1,333)	$(1,583)	$(3,134)

Weighted average common shares outstanding	44,581	7,943	43,099	7,896
Net loss per share attributable to common stockholders	$(0.01)	$(0.17)	$(0.04)	$(0.40)

Comprehensive loss:
Net loss	$(310)	$(1,333)	$(1,583)	$(3,134)
Change in cumulative foreign currency translation adjustment	(6)	1	(3)	1
Comprehensive loss	$(316)	$(1,332)	$(1,586)	$(3,133)

See accompanying notes to condensed consolidated financial statements.

SENDGRID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of June 30,	As of December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$182,317	$175,496
Restricted cash	1,120	-
Accounts receivable - trade, net of allowance	6,103	5,765
Prepaid expenses and other current assets	5,599	9,087
Total current assets	195,139	190,348

Noncurrent Assets:
Property and equipment, net	34,249	29,192
Intangible assets, net	1,554	1,795
Other assets	322	300
Goodwill	1,648	1,648
Total noncurrent assets	37,773	32,935
Total assets	$232,912	$223,283

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,405	$13,837
Current portion of capital lease obligations	6,208	6,110
Current portion of deferred rent	1,138	328
Other current liabilities	1,273	1,575
Total current liabilities	18,024	21,850

Long-Term Obligations, Net of Current Portion:
Capital lease obligations, net of current portion	10,492	11,095
Deferred rent, net of current portion	9,561	10,054
Other long-term liabilities	532	510
Total long-term obligations, net of current portion:	20,585	21,659
Total liabilities	38,609	43,509

Commitment and contingencies (notes 5 - 12)

Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized as of Jun. 30, 2018 and Dec. 31, 2017, 46,365,202 and 42,175,647 shares issued and outstanding as of Jun. 30, 2018 and Dec. 31, 2017, respectively	46	39
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of Jun. 30, 2018 and Dec. 31, 2017. None issued or outstanding.	-	-
Additional paid-in capital	246,328	229,594
Accumulated deficit	(52,066)	(49,857)
Accumulated other comprehensive loss	(5)	(2)
Total stockholders’ equity	194,303	179,774
Total liabilities and stockholders’ equity	$232,912	$223,283

See accompanying notes to condensed consolidated financial statements

SENDGRID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,583)	$(3,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,243	4,562
Stock-based compensation	4,640	1,381
Adjustment to redeemable preferred stock warrant liability	-	518
Non-cash interest expense and other	21	10
Loss on disposal of assets and restructuring of assets	221	352
Reimbursement of tenant improvements	2,434	654
Changes in operating assets and liabilities:
Accounts receivable	(332)	(803)
Prepaid expenses and other assets	891	(494)
Accounts payable and accrued liabilities	(1,673)	2,050
Other liabilities	(1,129)	26
Net cash flows from operating activities	8,733	5,122

Cash flows from investing activities:
Purchase of property and equipment	(9,288)	(3,014)
Cash paid for business combination	-	(2,726)
Cash acquired in business combination	-	527
Proceeds from sale of assets	27	9
Net cash flows from investing activities	(9,261)	(5,204)

Cash flows from financing activities:
Proceeds from stock option exercises	6,410	264
Proceeds from follow-on public offering, net of $0.7 million underwriting discount	13,716	-
Payments for stock issuance costs	(1,167)	(40)
Payments for tax withholding on equity awards	(7,146)	-
Principal payments on capital lease obligations	(3,341)	(2,997)
Net cash flows from financing activities	8,472	(2,773)

Effect of foreign currency exchange rates on cash	(3)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,941	(2,853)
Cash, cash equivalents, and restricted cash at beginning of period	175,496	40,478
Cash, cash equivalents, and restricted cash at end of period	$183,437	$37,625

Supplemental disclosure of cash flow information:
Assets acquired under capitalized leases	$2,913	$8,352
Property and equipment purchases included in accounts payable	$217	$41
Issuance of common stock for business combination	$-	$432
Cash paid for interest	$93	$69

See accompanying notes to condensed consolidated financial statements

SENDGRID, INC.

CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2018	42,175,647	$39	$229,594	$(49,857)	$(2)	$179,774
Exercise of common stock options	3,286,005	3	6,407			6,410
Vesting of restricted stock units	303,550	-	-			-
Tax withholding associated with vesting of restricted stock units			(7,310)			(7,310)
Stock-based compensation			4,640			4,640
Net loss				(1,583)		(1,583)
Foreign currency translation adjustment					(3)	(3)
Follow-on offering of common stock	600,000	4	13,712			13,716
Issuance costs associated with IPO and follow-on offering			(1,341)			(1,341)
Adoption of ASU 2016-09 (Note 2)			626	(626)		-
Balance at June 30, 2018	46,365,202	$46	$246,328	$(52,066)	$(5)	$194,303

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

In November 2017, we completed our initial public offering (“IPO”). We sold 9.4 million shares of our common stock at the public offering price of $16.00 per share. We received net proceeds of $136.3 million after deducting underwriting discounts, commissions, and offering expenses.  Our common stock began trading on the New York Stock Exchange on November 15, 2017.

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

Emerging Growth Company Status

Currently, we are an emerging growth company (“EGC”) as defined by the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to take advantage of the extended transition period.

As of June 30, 2018, the market value of or common stock held by non-affiliates exceeded $700 million. Therefore, effective December 31, 2018, we will cease to be classified as an EGC. As a result, as of December 31, 2018, we will be required to adopt all applicable accounting standards that were effective for any period during 2018.

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

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Sales Taxes

We account for sales tax collected from customers and remitted to governmental authorities on a net basis and, therefore, we do not include such tax in revenue or cost of revenue in our consolidated statements of operations and comprehensive loss.

Other

Aside from the treatment of restricted cash on the statements of cash flows (see discussion of ASU 2016-18 below) and our accounting policy election regarding forfeitures on stock awards (see discussion of ASU 2016-09 below), there have been no material changes to our significant accounting policies as described in our December 31, 2017 consolidated financial statements.

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or business. We adopted ASU 2017-01 effective January 1, 2018. The adoption did not have a significant impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flow (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amount shown on the statement of cash flows. We adopted ASU 2016-18 effective April 1, 2018. Our condensed consolidated balance sheet as of June 30, 2018 includes $1.1 million of restricted cash related to SendGrid.org (Note 3). The condensed consolidated statement of cash flows includes this restricted cash within the end-of-period total amount shown as “cash, cash equivalents, and restricted cash.” When the SendGrid.org restricted cash is actually disbursed, we will classify it as a use of cash from operating activities. We restated the prior period to conform to current year presentation. For the six months ended June 30, 2017, this resulted in a $0.1 million decrease in cash used in investing activities.

In August 2016, the FASB issued ASU 2016-15, Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification for certain cash receipts and cash payments on the consolidated statement of cash flows. The standard requires retrospective application for each period presented. We adopted ASU 2016-

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15 effective April 1, 2018. The adoption did not have a significant impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements for Employee Share-Based Payment Accounting, which simplifies certain aspects of accounting for share-based payment transactions, including the following:

•	accounting for income tax consequences;
•	minimum statutory tax withholdings requirements;
•	forfeitures;
•	excess tax benefits in the statement of cash flows; and
•	classification of employee taxes paid when an employer withholds shares for tax-withholding purposes in the statement of cash flows.

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

New Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“the 2017 Act”). ASU 2018-02 is effective for us beginning January 1, 2019. Early adoption is permitted, but we do not expect to do so. Companies that elect to reclassify the stranded effects associated with the change in U.S. federal corporate income tax rate must do so for all items within Accumulated Other Comprehensive Income (“AOCI”). This standard allows adoption under one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effects of the 2017 Act related to items remaining in AOCI are recognized, or (2) at the beginning of the period of adoption. We expect to adopt at the beginning of the period of adoption and do not anticipate the adoption of this standard will have a significant impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize, on the balance sheet, a liability to make lease payments and a corresponding right-of-use asset representing a right to use the underlying asset for the lease term. ASU 2016-02 is effective for us beginning January 1, 2019. Early adoption permitted, but we do not expect to do so.  The standard requires a modified retrospective approach. The FASB recently approved Proposed ASU 2018-200, Leases (Topic 842), Targeted Improvements. We anticipate electing the optional transition method in ASU 2018-200, which still requires a modified retrospective transition and contains the following provisions:

•	transition provisions of the new standard are applied at its adoption date;
•	recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; and
•	continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted.

We are currently in the process of accumulating and evaluating all contractual lease arrangements in order to determine the impact on our consolidated financial statements and related disclosures. While we expect the adoption of this standard to result in an increase to our reported assets and liabilities, we have not yet determined the full impact.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and modified the standard thereafter.  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new accounting standard also impacts the recognition of incremental costs to obtain a sales contract, such as sales commissions.  Under the new standard, these incremental costs

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

will be capitalized at inception and expensed over an estimate of the customer’s life.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Most public companies adopted ASU 2014-09 effective January 1, 2018. Due to the cessation of our EGC status, the new standard is effective for us beginning December 31, 2018. Early adoption is permitted, but we do not expect to do so. The standard permits the use of either the retrospective or cumulative effect transition method. We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements. We are in the process of evaluating customer arrangements and commissions and identifying differences in accounting between new and existing standards.  We do not anticipate the new standard will have a material impact on the timing or amount of revenue recognition.  However, we expect some impact on our consolidated statements of operations as a result of the deferred expense on sales commissions.

(3)    Restricted Cash

Restricted cash as of June 30, 2018 represents amounts designated for SendGrid.org. SendGrid.org is a division of SendGrid and not a separate legal entity. Its mission is to support nonprofit organizations.

(4)    Property and Equipment

Property and equipment consist of the following:

	Estimated Useful		As of June 30,	As of December 31,
	Life (in months)		2018	2017
			(In thousands)
Data center equipment	36 - 48		$31,566	$28,474
Leasehold improvements	76 - 131	*	12,837	8,067
Office furniture and equipment	36 - 60		5,840	4,560
Computer equipment and peripherals	36		3,295	3,276
			53,538	44,377
Less accumulated depreciation			(19,289)	(15,185)
Property and equipment, net			$34,249	$29,192

*We depreciate leasehold improvements using the straight-line method over the shorter of the asset’s useful life or the life of the lease.

We hold certain equipment under capital lease arrangements.  This equipment is classified as data center or office equipment.  We depreciate this equipment using the straight-line method over the shorter of the useful life or the term of the lease agreement.  The following table summarizes our capital lease arrangements:

	As of June 30,	As of December 31,
	2018	2017
	(In thousands)
Equipment held under capital lease agreements	$25,428	$24,866
Less accumulated depreciation	(8,835)	(7,860)
Carrying value	$16,593	$17,006

The following table summarizes depreciation expense, including depreciation of assets held under capital lease arrangements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Depreciation expense	$2,605	$2,410	$5,002	$4,501

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	As of June 30,	As of December 31,
	2018	2017
	(In thousands)
Bonus and commission	$3,831	$4,031
Accounts payable	1,913	3,553
Sales tax	984	2,057
Marketing expense	707	203
Employee benefits	650	557
Vacation	19	1,832
Professional fees and other	1,301	1,604
Accounts payable and accrued liabilities	$9,405	$13,837

(6)    Revolving Line of Credit

We have a loan and security agreement (“LSA”) with a bank that provides a revolving line of credit with $40.0 million maximum borrowing availability.  The LSA matures in August 2018. We had $40.0 million available to draw as of June 30, 2018 and December 31, 2017. We were in compliance with all financial covenants as of June 30, 2018 and December 31, 2017. For all periods presented, no amounts were outstanding, and we had no borrowing activity.

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

Principal is due at maturity. Borrowings are secured by substantially all of our assets. The LSA contains certain restrictions, affirmative and negative covenants, and limitations, including, among other things:

•	restriction on our ability to pledge our intellectual property;
•	requirement to maintain at least 40% of our aggregate cash and cash equivalents in depository, operating, and investment accounts with the bank;
•	requirement to maintain certain business performance levels;
•	limitations on disposal of assets;
•	limitations on certain fundamental business changes;
•	limitations on incurrences of debt;
•	limitations on incurrences of liens;
•	limitations on payments of dividends;
•	limitations on repurchases of stock; and
•	limitations on engaging in affiliate transactions.

Each case is subject to certain exceptions. The LSA also contains certain events of default including, among other things, that during the existence of an event of default, interest on the obligations could be increased.

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7)   Equity Financing

On April 10, 2018 we closed a follow-on public offering of 7,514,369 shares of SendGrid common stock priced at $24.00, before underwriting discounts and commissions. Of the total shares sold, existing stockholders and option holders sold 6,914,369 shares, and the Company sold 600,000 shares. We received net proceeds of $12.4 million after deducting $0.7 million of underwriting discounts and commissions and $1.3 million of offering expenses.

(8)    Stock Awards

In 2012, we created the 2012 Equity Incentive Plan (the “2012 Plan”), and in 2017, we created the 2017 Equity Incentive Plan (the “2017 Plan”). The 2012 Plan terminated upon the effectiveness of the 2017 Plan. However, any outstanding stock awards will continue to be governed by their existing terms.

The following table summarizes remaining shares available for grant:

	As of June 30,	As of December 31,
Stock Awards Available for Grant	2018	2017
	(In thousands)
2017 Plan	5,581	3,504

The 2012 Plan allowed and the 2017 Plan allows granting of stock options and restricted stock units.  Options have an exercise price not less than 100% of the fair value of common stock on the date of grant and expire no more than ten years from the grant date. Stock options and restricted stock units generally vest over two to four years.

The following table summarizes our stock option activity:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding January 1, 2018	12,217,721	$4.79
Granted	249,740	$26.28
Exercised	(3,286,005)	$1.95
Forfeited	(598,009)	$7.29
Outstanding June 30, 2018	8,583,447	$6.33
Vested and exercisable June 30, 2018	3,762,222	$2.30

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable:

	As of June 30, 2018
	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual Life	Exercise	Options	Contractual Life	Exercise
Exercise Price	Outstanding	(In Years)	Price	Exercisable	(In Years)	Price
$0.18 - $1.50	769,286	4.8	$1.07	769,286
$1.83 - $2.12	1,280,363	6.3	$1.85	1,162,142
$2.18	1,007,841	6.9	$2.18	714,385
$2.46 - $2.79	1,055,838	7.4	$2.55	567,820
$4.24	1,073,986	8.2	$4.24	373,011
$4.52 - $7.58	838,853	8.8	$5.82	165,620
$12.00	1,521,581	9.1	$12.00	9,958
$12.72 - $22.87	873,404	9.3	$16.06	-
$24.97 - $30.35	162,295	9.7	$27.96	-
	8,583,447	7.7	$6.33	3,762,222	6.6	$2.30

The 2012 Plan allowed and the 2017 Plan also allows for the issuance of restricted stock units. The following table summarizes our restricted stock unit activity:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding at January 1, 2018	656,854	$2.54
Granted	676,906	$27.17
Vested	(303,550)	$1.08
Withheld for taxes	(278,899)	$1.08
Forfeited	(13,138)	$27.00
Outstanding at June 30, 2018	738,173	$25.12

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For all periods presented, we computed the fair value of options granted using the Black-Scholes option pricing model. The model requires estimates and assumptions, including:

Estimate or Assumption	Criteria
The fair value of our common stock

Subsequent to our IPO in November 2017, we obtain the fair value of our common stock from the public market.  Prior to our IPO, there was no public trading market for our common stock or preferred stock. As a result, our board of directors considered an independent third-party valuation of our common stock and whether any new material information after the date of such valuation had materially affected the fair value of our common stock.

Risk-free interest rates	The risk-free interest rate is based on the U.S. Treasury yield for treasury securities with maturities that align closely with the timing of the average remaining expected life of the option.
Volatility	We estimate a volatility factor utilizing an average of the stock volatility of peer companies blended with the volatility of our own common stock.
Expected dividend yield	Because we have never declared or paid a dividend and do not expect to do so in the foreseeable future, we assume a dividend yield of zero.
Expected option life	Given our limited history, we applied the simplified method (the average of the period from vesting to expiration) to determine the expected option life.

The use of different estimates and assumptions could cause significant adjustments to the valuation.

The following table summarizes the estimates and assumptions used and the resulting weighted average grant date fair value of the options granted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Fair value of common stock	$27.00	$5.48 - $7.58	$22.87 - $30.35	$4.52 - $7.58
Risk-free interest rate	2.7%	1.8% - 2.0%	2.4% - 2.7%	1.8% - 2.1%
Expected life	5.6 years	6.0 years	5.9 years	6.0 years
Expected dividend yield	-	-	-	-
Expected volatility	50.1%	50.5% - 52.9%	50.1% - 50.6%	50.5% - 54.0%
Weighted average grant date fair value of the options granted	$13.47	$3.70	$13.38	$3.31

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recognize stock-based compensation cost on a straight‑line basis over the requisite service period for the entire award and account for forfeitures as they occur. We allocate stock-based compensation to the same expense categories as the base compensation for such employees. We recognized the following stock-based compensation expense for options and RSUs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$324	$97	$526	$151
Research and development	1,114	215	1,708	362
Selling and marketing	409	180	633	315
General and administrative	965	301	1,773	553
Stock-based compensation	$2,812	$793	$4,640	$1,381

The following table summarizes our unrecognized compensation cost:

As of June 30,
2018
Unrecognized compensation cost (in thousands)	$36,463
Weighted average remaining vesting period	2.9 years

(9)    Net Loss Per Share Attributed to Common Stockholders

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

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our net loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net loss	$(310)	$(1,333)	$(1,583)	$(3,134)
Weighted average common shares outstanding	44,581	7,943	43,099	7,896
Net loss attributable to common stockholders	$(0.01)	$(0.17)	$(0.04)	$(0.40)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive.

	As of June 30,	As of June 30,
	2018	2017
	(In thousands)
Stock options	8,583	10,057
Restricted stock units	738	617
Convertible preferred stock	-	24,535
Redeemable preferred stock warrants	-	54
	9,321	35,263

(10)    Segment and Geographic Information

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

The following table summarizes revenue by geographic area:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
United States	$21,705	$16,811	$41,847	$32,559
International	13,970	10,201	26,397	19,284
Total revenue	$35,675	$27,012	$68,244	$51,843

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)    Income Tax

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

Currently, we do not have any uncertain tax positions. We do not anticipate any significant changes within twelve months of June 30, 2018 in uncertain tax positions that would be material to the consolidated financial statements taken as a whole.

We file U.S. federal income tax returns as well as income tax returns in many U.S. states and the United Kingdom. The 2009 through 2017 tax years remain open to examination by the major jurisdictions in which we are subject to tax.

(12)    Commitments and Contingencies

Commitments

The following table summarizes commitments on contracts that meet the following criteria:

•	enforceable;
•	legally binding; and
•	specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts.

The table excludes obligations under agreements that we can cancel without a significant penalty.

	Payments due by Period
	As of June 30, 2018
	2018 (Remainder of Year)	2019	2020	2021	2022	Thereafter	Total
	(In thousands)
Operating lease obligations	$2,176	$4,808	$4,936	$5,065	$5,197	$16,595	$38,777
Capital lease obligations	3,247	5,896	5,129	2,278	150	-	16,700
Interest on capital lease obligations	100	138	74	29	2	-	343
Purchase obligations	3,639	6,778	5,808	9,017	4,625	-	29,867
Total	$9,162	$17,620	$15,947	$16,389	$9,974	$16,595	$85,687

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales and Use Tax

We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use taxes are assessed on our operations. Prior to May 1, 2018, we did not bill or collect these taxes. We record a provision for such tax exposure when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The liability is recorded in “accounts payable and accrued liabilities” and “other long-term liabilities” on the condensed consolidated balance sheets. These estimates include several key assumptions including, but not limited to, the taxability of our services, the jurisdictions in which we believe we have nexus, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, the actual exposure could differ materially from the current estimates.

We are closely monitoring the impact of the United States Supreme Court decision in South Dakota v. Wayfair on June 21, 2018 that overturned the requirement from its 1992 ruling in Quill Corp. v. North Dakota, which held that sellers must have a physical presence in a state before they can be required to collect sales tax. The case will likely result in a significant increase in the cost of our sales tax compliance responsibilities.

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

We primarily sell to developers and marketers who want easy to use, self-service tools. Businesses learn about us through our marketing efforts or through our user community and sign up through our website. We offer documentation to enable self-service onboarding and 24 x 7 support to answer questions. We also sell our services to and through strategic partners, including the following:

•	leading public cloud infrastructure providers and ecommerce platforms, such as Heroku, Amazon Web Services, and Microsoft Azure;
•	software vendors that offer complementary products and with which we co-sell our Email API and Marketing Campaigns services, such as GitHub, New Relic, and Twilio; and
•	digital marketing agencies, such as Deloitte Digital, which resell our services to their clients.

Additionally, we have a limited inside sales team to manage inbound interest from businesses.

We target any business that needs to deliver transactional or marketing email. As a result, our customers include small and midsize businesses, or SMBs, and large enterprises across a wide range of industries. As of June 30, 2018, we had more than 74,000 customers globally. No single customer represented more than 2% of total revenue in the six months ended June 30, 2018 and 2017, and our ten largest customers comprised 12% or less of our total revenue in the six months ended June 30, 2018 and 2017.

In November 2017, we issued and sold 9.4 million shares of our common stock at the public offering price of $16.00 per share in our initial public offering, or IPO. We received net proceeds of $136.3 million after deducting underwriting discounts, commissions, and offering expenses.

On April 10, 2018, we closed our follow-on public offering in which we and certain of our stockholders sold an aggregate of 7,514,369 shares of common stock at the public offering price of $24.00 per share, including 980,135 shares sold pursuant to the underwriters’ option to purchase additional shares. Of the 7,514,369 shares of common stock sold in the offering, we sold 600,000 shares and selling stockholders sold 6,914,369 shares. We received net proceeds of $12.4 million after deducting $0.7 million of underwriting discounts and commissions and $1.3 million of offering expenses. As of July 23, 2018, substantially all of the associated offering costs have been paid.

Key Business Metrics

We regularly review the following key metrics to measure performance, identify trends, formulate financial projections, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics. In addition, other companies may not calculate similarly titled metrics in a consistent manner, which may hinder comparability.

Customers

We believe that the size of our customer base is an important indicator of the growth of our business, the market acceptance of our platform, and future revenue trends. We define a customer as any user account from which we derive revenue during the last month of the period. We believe a relatively small number of businesses have more than one unique paying account with us, and we count each of these accounts as a separate customer. Any such affiliations among our customers do not impact how we manage our business or our customer relationships or how our operating results are reported. We view our total number of customers, irrespective of any affiliations among them, as reflective of the number of sources of revenue to us and our growth and potential for future growth because each customer reported is making a separate purchasing decision with respect to our services. Furthermore, in general, we count each of our strategic partners as a single customer regardless of how many end customers the strategic partner may have that are using our services.

Email volume

We believe email volume is an important measure of our business because it is a key indicator of growth and our ability to generate revenue, since a substantial majority of our revenue is based on the number of emails processed. Email volume consists of the total number of emails we processed in a given period.

Subscription Net Dollar Retention Rate

We believe subscription net dollar retention rate is an important measure for evaluating our business because it quantifies the impact on revenue growth from both retention and expansion of our existing customers and also takes into account customers who no longer use our services.

Our ability to drive growth and generate incremental revenue depends, in part, on our ability to retain our customers and increase their use of our platform. An important way in which we track our performance in this area is by measuring subscription net dollar retention rate.

Our subscription net dollar retention rate increases when our customers increase their usage of our Email API service or extend usage of our other services. Our subscription net dollar retention rate decreases when customers temporarily or permanently cease or reduce usage of our Email API service or otherwise cease or reduce usage of our other services. Changes in our pricing may materially impact our subscription net dollar retention rate in the future but did not have a material impact for any of the periods presented.

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

The following table summarizes our key metrics:

	As of June 30,	As of June 30,
	2018	2017	Amount Change		% Change
	(In thousands)
Number of customers	74.6	55.2	19.4		35%

	For the Three Months Ended June 30,
	2018	2017	Amount Change		% Change
	(In billions)
Email volume	140.2	109.1	31.1		29%

	For the Three Months Ended June 30,
	2018	2017	Amount Change		% Change
Subscription dollar expansion rate	123%	127%	(400)	bps	(3)%
Subscription gross dollar churn rate	9%	9%	-	bps	-%
Subscription net dollar retention rate	114%	118%	(400)	bps	(3)%

Our subscription dollar expansion rate decreased 400 basis points, or bps, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The decrease was primarily attributable to decreased expansion in our Email API service, and to a lesser extent the elimination of our predecessor email marketing service, which was discontinued at the end of 2017. Our subscription gross dollar churn remained constant in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Components of Results of Operations

Revenue

We generate revenue primarily through the sale of our Email API and Marketing Campaigns services, which we sell on a monthly subscription basis. Generally, we recognize revenue ratably over the applicable service period. The following table summarizes the components of our revenue:

	For the Three Months Ended June 30,
	2018	2017
Email API	79%	79%
Marketing Campaigns	18	12
Predecessor email marketing service	-	5
Other	3	4
Total	100%	100%

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

Revenue attributed to sales of our Email API service does not include the portion of revenue generated by subscriptions from our email marketing services customers to send emails through our Email API to contacts stored on our system for use with our Marketing Campaigns service and our predecessor email marketing service.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted net income, for each of the periods presented:

	For the Three Months Ended June 30,
	2018	2017	Change
	(In thousands)
Net loss	$(310)	$(1,333)	$1,023
Stock-based compensation expense	2,812	793	2,019
Restructuring expense	174	167	7
Merger and acquisition expense	157	214	(57)
Adjustment to convertible preferred stock warrant liability	-	544	(544)
Certain IPO costs	-	166	(166)
Adjusted net income	$2,833	$551	$2,282

Adjusted net income increased $2.3 million in the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was due in part to a decrease in net loss of $1.0 million, offset by an increase in stock-based compensation expense of $2.0 million. Merger and acquisition expense from our acquisition of Bizzy decreased $0.1 million. Adjustment to convertible preferred stock warrant liability and certain IPO costs were $0 in the three months ended June 30, 2018 due to the completion of our initial public offering.

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

The following table presents a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for each of the periods presented:

	For the Three Months Ended June 30,
	2018	2017	Change
	(In thousands)
Net cash flows from operating activities	$8,772	$3,392	$5,380
Purchase of property and equipment	(3,226)	(1,220)	(2,006)
Principal payments on capital lease obligations	(1,647)	(1,480)	(167)
Free cash flow	$3,899	$692	$3,207

Free cash flow increased $3.2 million in the three months ended June  30, 2018, compared to the three months ended June 30, 2017. The increase was primarily due to a $5.4 million increase in net cash flows from operating activities related to:

•	a $2.3 million increase in adjusted net income;
•	a $1.5 increase in cash flow from timing of cash receipts and payments associated with current assets and liabilities;
•	a $1.1 million increase in reimbursements from landlords for tenant improvement allowances;
•	$0.3 million in additional depreciation and amortization expense; and
•	a $0.2 million loss on disposal of assets and various other items

These items were partially offset by an increase of $2.0 million in purchases of property and equipment mainly related to construction of our new Irvine, California and Redwood City, California offices. Principal payments on capital lease obligations increased $0.2 million due to additional equipment used to support growth in the business.

There are a number of limitations related to the use of free cash flow as compared to net cash from operating activities, including that free cash flow does not reflect future contractual commitments.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$35,675	$27,012	$68,244	$51,843
Cost of revenue (1)(2)	8,805	7,274	17,293	13,745
Gross profit	26,870	19,738	50,951	38,098
Operating expenses: (1)(2)
Research and development	9,871	7,139	18,805	13,663
Selling and marketing	8,707	6,870	16,643	13,458
General and administrative (3)(4)	9,165	6,494	18,031	13,538
Loss on disposal of assets	-	2	62	2
Total operating expenses	27,743	20,505	53,541	40,661
Loss from operations	(873)	(767)	(2,590)	(2,563)
Other income (expense), net	563	(566)	1,007	(571)
Net loss before provision for income taxes	(310)	(1,333)	(1,583)	(3,134)
Provision for income taxes	-	-	-	-
Net loss	$(310)	$(1,333)	$(1,583)	$(3,134)

(1)	Includes stock-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$324	$97	$526	$151
Research and development	1,114	215	1,708	362
Selling and marketing	409	180	633	315
General and administrative	965	301	1,773	553
Total	$2,812	$793	$4,640	$1,381

(2)	Includes merger and acquisition expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$20	$20	$40	$38
Research and development	128	195	282	195
Selling and marketing	4	(6)	9	6
General and administrative	5	5	(7)	232
Total	$157	$214	$324	$471

(3)	Includes non-capitalizable costs related to preparation to become and operate as a public company of $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively.
(4)

Includes restructuring expense of $0.2 million, $0.2 million, $0.5 million, and $1.0 million for the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, respectively.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Condensed Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.7	26.9	25.3	26.5
Gross margin	75.3	73.1	74.7	73.5
Operating expenses:
Research and development	27.7	26.4	27.6	26.4
Selling and marketing	24.4	25.4	24.4	26.0
General and administrative	25.7	24.0	26.4	26.1
Loss on disposal of assets	-	-	0.1	-
Total operating expenses	77.8	75.9	78.5	78.4
Loss from operations	(2.4)	(2.8)	(3.8)	(4.9)
Other income (expense), net:	1.6	(2.1)	1.5	(1.1)
Net loss before provision for income taxes	(0.9)	(4.9)	(2.3)	(6.0)
Provision for income taxes	-	-	-	-
Net loss	(0.9)%	(4.9)%	(2.3)%	(6.0)%

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
Email API	$28,240	$21,411	$6,829	31.9%
Marketing Campaigns	6,294	3,196	3,098	96.9%
Predecessor email marketing service	-	1,447	(1,447)	(100.0)%
Other	1,141	958	183	19.1%
Total	$35,675	$27,012	$8,663	32.1%

Total revenue increased $8.7 million, or 32.1%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily attributable to an increase in email volume from and sales of additional services to existing customers and secondarily related to sales of our Email API and other services to new customers. Revenue growth from existing customers comprised $7.6 million, or 88.1%, of the $8.7 million increase, with the remaining revenue growth attributed to new customers. Our overall email volume increased to 140.2 billion, or 29%, in the second quarter of 2018 from 109.1 billion in the second quarter of 2017, and our number of customers increased to 74.6 thousand, or 35%, at June 30, 2018 from 55.2 thousand at June 30, 2017.

Revenue from our Email API service increased by $6.8 million, or 31.9%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Revenue from our email marketing services (which includes our Marketing Campaigns service and its predecessor) increased by $1.7 million, or 35.6%, in the second quarter of 2018 compared to the second quarter of 2017 as a result of a $3.1 million increase in revenue from our Marketing Campaigns service in the second quarter of 2018, offset by a $1.4 million decrease in revenue from our predecessor email marketing service, which was discontinued at the end of 2017.

Cost of Revenue and Gross Margin

	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
Cost of revenue	$8,805	$7,274	$1,531	21.0%
Gross margin	75.3%	73.1%

Cost of revenue increased $1.5 million, or 21.0%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was primarily attributable to a $0.6 million increase in employee costs due to an increase in headcount related to delivering our services and supporting our customers as well as a $0.4 million increase in data center and hosting costs related to the investment in additional property and equipment to support growth. Our non-cash, stock-based compensation increased by $0.2 million compared to the prior year period.  There was also an increase of $0.3 million in other expenses, including allocated overhead.

Operating Expenses

	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
Research and development	$9,871	$7,139	$2,732	38.3%
Selling and marketing	$8,707	$6,870	$1,837	26.7%
General and administrative	$9,165	$6,494	$2,671	41.1%

Research and Development

Research and development expense increased $2.7 million, or 38.3%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was primarily a result of a $1.6 million increase in product and engineering employee costs related to additional research and development initiatives. Our non-cash, stock-based compensation increased by $0.9 million compared to the prior year period. Additionally, we had a $0.2 million increase in other expenses, including allocated overhead.

Selling and Marketing

Selling and marketing expense increased $1.8 million, or 26.7%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was a result of an  $0.8 million increase in employee costs related to an increase in headcount and a $0.5 million increase in advertising and promotion expense. Our non-cash, stock-based compensation increased by $0.2 million compared to the prior year period. Additionally, we had a $0.3 million increase in other expenses, including allocated overhead.

General and Administrative

General and administrative expense increased $2.7 million, or 41.1%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was a result of an  $0.8 million increase in employee costs, largely related to an increase in headcount to support the revenue growth of our business and being a public company, a $0.7 million increase in non-cash, stock-based compensation,  a $0.5 million increase in office expense,  a $0.4 million increase in third-party consulting services, a $0.2 million increase in credit card fees, a $0.2 million increase to support public company operating requirements, and a $0.1 million increase in various other costs. These increases were partially offset by an $0.2 million decrease in costs related to our recent IPO.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
Email API	$54,108	$41,357	$12,751	30.8%
Marketing Campaigns	11,739	5,896	5,843	99.1%
Predecessor email marketing service	—	2,967	(2,967)	(100.0)%
Other	2,397	1,623	774	47.7%
Total	$68,244	$51,843	$16,401	31.6%

Total revenue increased $16.4 million, or 31.6%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to an increase in email volume from and sales of additional services to existing customers and secondarily related to sales of our Email API and other services to new customers. Revenue growth from existing customers comprised $13.3 million, or 81.1%, of the $16.4 million increase, with the remaining revenue growth attributed to new customers. Our overall email volume increased to 270.6 billion, or 29%, in the first half of 2018 from 210.0 billion in the first half of 2017, and our number of customers increased to 74.6 thousand, or 35%, at June 30, 2018 from 55.2 thousand at June 30, 2017.

Revenue from our Email API service increased by $12.8 million, or 30.8%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Revenue from our email marketing services (which includes our Marketing Campaigns service and its predecessor) increased by $2.9 million, or 32.4%, in the first half of 2018 compared to the first half of 2017 as a result of a $5.8 million increase in revenue from our Marketing Campaigns service in the first half of 2018, offset by a $3.0 million decrease in revenue from our predecessor email marketing service, which was discontinued at the end of 2017.

Cost of Revenue and Gross Margin

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
Cost of revenue	$17,293	$13,745	$3,548	25.8%
Gross margin	74.7%	73.5%

Cost of revenue increased $3.5 million, or 25.8%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase was primarily attributable to a $1.4 million increase in data center and hosting costs related to the investment in additional property and equipment to support growth,  as well as $1.2 million increase in employee costs due to an increase in headcount related to delivering our services and supporting our customers. Our non-cash, stock-based compensation increased by $0.4 million compared to the prior year period. There was also an increase of $0.5 million in other expenses, including allocated overhead.

Operating Expenses

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
Research and development	$18,805	$13,663	$5,142	37.6%
Selling and marketing	$16,643	$13,458	$3,185	23.7%
General and administrative	$18,031	$13,538	$4,493	33.2%

Research and Development

Research and development expense increased $5.1 million, or 37.6%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was primarily a result of a $3.2 million increase in product and engineering employee costs related to additional research and development initiatives. Our non-cash, stock-based compensation increased by $1.3 million compared to the prior year period. Additionally, we had a $0.9 million increase in other expenses, including allocated overhead. These increases were partially offset by a decrease in costs related to third‑party consulting services of $0.3 million.

Selling and Marketing

Selling and marketing expense increased $3.2 million, or 23.7%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was a result of a $1.5 million increase in employee costs related to an increase in headcount and a $0.7 million increase in advertising and promotion expense. Our non-cash, stock-based compensation increased by $0.3 million compared to the prior year period. Additionally, we had a $0.7 million increase in other expenses, including allocated overhead.

General and Administrative

General and administrative expense increased $4.5 million, or 33.2%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was a result of  a $1.5 million increase in employee costs, largely related to an increase in headcount to support the revenue growth of our business and being a public company, a $1.2 million increase in non-cash, stock-based compensation, a $1.1 million increase in office expense, a $1.0 million increase in third-party consulting services, a $0.4 million increase in credit card fees, a $0.5 million increase to support public company operating requirements, and a $0.2 million increase in various other costs. These increases were partially offset by an $0.8 million decrease in merger and acquisition costs, travel and entertainment expense, and costs related to our recent IPO.  Additionally, we had a $0.6 million decrease in restructuring costs.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, debt financings, and the sale of software subscriptions and support.

As of June 30, 2018, we had $182.3 million of cash and cash equivalents. We believe that existing cash and cash equivalents and expected positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.

We have a loan and security agreement, or LSA, with a bank that provides a revolving line of credit with $40.0 million maximum borrowing availability.  The LSA matures in August 2018, and we intend to renew it subject to satisfactory terms and conditions. We had $40.0 million available to draw as of June 30, 2018 and were in compliance with all financial covenants. No amounts were outstanding as of June 30, 2018, and we had no borrowing activity during the three months ended June 30, 2018.

For further information on our LSA, refer to Note 6 in the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations, Commitments, and Future Capital Requirements

For further information on our commitments and contingencies, refer to Note 12 in the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Historical Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash flows from operating activities	$8,733	$5,122
Net cash flows from investing activities	(9,261)	(5,204)
Net cash flows from financing activities	8,472	(2,773)
Effect from foreign currency exchange rates	(3)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,941	(2,853)
Cash, cash equivalents, and restricted cash at beginning of period	175,496	40,478
Cash, cash equivalents, and restricted cash at end of period	$183,437	$37,625

Operating Activities

Net cash from operating activities was $8.8 million in the six months ended June 30, 2018, primarily due to our net loss of $1.6 million adjusted for non-cash items, including:

•	$5.2 million of depreciation and amortization expense;
•	$4.6 million of stock-based compensation expense; and
•	$2.4 million of landlord reimbursements for leasehold improvements associated with the construction of our Irvine, California and Redwood City, California offices.

Due to the timing of cash receipts and payments, changes in operating assets and liabilities resulted in a $2.2 million net use of cash and consisted of the following:

•	a decrease in prepaid expenses and other assets of $0.9 million;
•	an increase in accounts receivable of $0.3 million;
•	a decrease in accounts payable and accrued liabilities of $1.7 million due in part to seasonal employee payments; and
•	a decrease in other liabilities of $1.1 million due in part to the timing of sales tax payments.

Net cash from operating activities was $5.1 million in the six months ended June 30, 2017, primarily due to our net loss of $3.1 million adjusted for non-cash items, including:

•	$4.6 million of depreciation and amortization expense;
•	$1.4 million of stock-based compensation expense;
•	$0.7 million of landlord reimbursements for leasehold improvements associated with the construction of our Denver, Colorado office; and
•	a $0.5 million adjustment to our redeemable preferred stock warrant liability, which existed prior to our IPO.

Due to the timing of cash receipts and payments, changes in operating assets and liabilities resulted in a net cash inflow of $0.8 million and consisted of the following:

•	an increase in accounts receivable of $0.8 million;
•	an increase in prepaid expenses and other assets of $0.5 million; and
•	an increase in accounts payable and accrued liabilities of $2.1 million.

Investing Activities

Net cash used in investing activities was $9.3 million in the six months ended June 30, 2018, primarily due to $8.4 million for the buildout of our new offices in Irvine and Redwood City, California and our corporate headquarters in Denver, Colorado. The remainder was due to purchases of property and equipment used to support the growth of the business.

Net cash used in investing activities was $5.2 million in the six months ended June 30, 2017, primarily due to $3.0 million related to purchases of property and equipment used to support the growth of the business and $2.2 million related to our acquisition of Bizzy.

Financing Activities

Net cash from financing activities was $8.5 million in the six months ended June 30, 2018, primarily due to the following:

•	$13.7 million in proceeds from our follow-on public offering (net of $0.7 million underwriting discounts and commissions);
•	$6.4 million in proceeds from stock option exercises;
•	$7.1 million in payments for tax withholding on stock awards;
•	$3.3 million in principal payments on capital lease obligations; and
•	$1.2 million in payments for stock issuance costs related to our follow-on public offering.

Net cash used in financing activities was $2.8 million in the six months ended June 30, 2017, primarily due to $3.0 million in principal payments on capital lease obligations, partially offset by $0.3 million in proceeds from stock option exercises.

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

Aside from the treatment of restricted cash on the statements of cash flows and our accounting policy election regarding forfeitures on stock awards (refer to Note 2 in the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q), there have been no material changes to our significant accounting policies as described in our December 31, 2017 consolidated financial statements.

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

Item 3.Quantitative and Qualitative Disclosure About Market Risk

Market Risks Associated with Financial Instruments

There have been no material changes in our market risk during the three months ended June 30, 2018. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We currently meet the definition of an “emerging growth company.” However, as of June 30, 2018, the market value of our common stock held by non-affiliates exceeded $700 million and we therefore will cease to be an “emerging growth company” at the conclusion of this fiscal year ending on December 31, 2018. Accordingly, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, we will be required to include in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm.

Because our independent registered public accounting firm has not yet attested as to the effectiveness of our internal control over financial reporting, we cannot conclude that such an audit would not uncover a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. Under rules of the SEC, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure you that material weaknesses will not be identified in the future.

If material weaknesses or other deficiencies occur in the future, or if we fail to fully maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could require a restatement, cause investors to lose confidence in our financial information, or cause our stock price to decline.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company, and our management and other personnel have and will need to continue to devote a substantial amount of time to compliance initiatives resulting from operating as a public company. We also anticipate that these costs and compliance initiatives will increase as a result of ceasing to be an “emerging growth company,” as defined in the JOBS Act, at the conclusion of this fiscal year ending December 31, 2018. In particular, because we will no longer qualify as an “emerging growth company” after this year, we will be required to include in our Annual Report on Form 10-K for the year ended December 31, 2018, an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm.

Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.

We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 58 employees as of December 31, 2011, to 433 fulltime employees as of June 30, 2018, and we have also significantly increased the number of emails processed by our platform over the last several years. We anticipate that we will continue to expand our operations and headcount in the near term. Our growth has placed, and future growth will place, a significant strain on our management, technical, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our management, technical, administrative, operational, and financial controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in effectively scaling our platform to handle increased email volumes, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business and results of operations.

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

During the years ended December 31, 2017, 2016, and 2015, we generated more than 36% of our revenue from customers located outside the United States. The future success of our business will depend, in part, on our ability to continue to expand our customer base worldwide and to sell additional services to international customers.

If we are unable to successfully market our platform to or localize our services for international customers, then our business, results of operations, and financial condition may be adversely affected, and our growth may be constrained.

We have limited experience operating in international markets where the challenges of conducting our business can be significantly different from those we have faced in the United States and the existing markets in which we operate and where business practices may create internal control risks. We have only recently established operations outside of the United States, with the opening of an office in London in late 2016. We may open additional non-U.S. offices in the future. There are a number of risks inherent in conducting international business, including:

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

We believe that maintaining and enhancing the “SendGrid” brand identity and maintaining and increasing market awareness of our company and services is critical to achieving widespread acceptance of our platform, to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high quality services, our ability to be thought leaders in our industry and our ability to successfully differentiate our platform and services from competing products and services. For example, we rely on both algorithmic and purchased listings displayed by search engines to attract a significant percentage of our customers. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract customers to their websites, but the cost of purchased search listing advertising may increase as demand for these channels grows. If search engines on which we rely for algorithmic listings modify their algorithms in an attempt to optimize their search listings, this could result in fewer potential customers clicking through to our website, requiring us to resort to additional purchased listings or other costly advertisements to attempt to replace this traffic. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, or increases the amounts it charges us, our expenses could rise. Any such increases could negatively affect market awareness of our brand and our business, results of operations, and financial condition.

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

We provide cloud-based services that enable businesses to reach their customers using email for both transactional and marketing purposes. The market for providing these services is fragmented, with some vendors addressing transactional email services, some vendors addressing email marketing services and other vendors providing a broad array of services that include transactional and marketing services as part of a software suite or broader portfolio of software offerings. Notwithstanding the availability of third-party software services, some businesses rely on internally-developed solutions for their email communications needs. The market for digital communications services is rapidly evolving, creating opportunity for new competitors to enter the market with point product solutions or addressing specific segments of the market. In addition, in some instances, we have strategic or other commercial relationships with companies with which we also compete, such as Amazon Web Services. Our competitors include:

•	Companies that offer transactional email services, including Amazon, Mailgun, Oracle, and SparkPost; and
•	Companies that offer email marketing services, including Adobe, Campaign Monitor, Endurance, IBM, MailChimp, Oracle, and Salesforce.

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

Our current and potential competitors also may have significantly more financial, technical, marketing, and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships and may have longer operating histories and greater name recognition. As a result, these competitors may respond faster to new technologies and undertake more extensive marketing programs for their products or services. If these companies decide to further invest in and develop, market, or resell competitive products or services, or acquire or form a strategic alliance with one of our other competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In a few cases, these vendors may offer competitive products or services at little or no additional cost by bundling such products or services with their existing suite of applications. To the extent any of our competitors has existing relationships with potential customers for either email software or other applications, those customers may be unwilling to purchase our platform because of their existing relationships with our competitor. If we are unable to compete with such companies, the demand for our platform and services could substantially decline.

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

Our customers’ and other users’ violation of our policies or other misuse of our platform to transmit offensive or illegal messages, spam, phishing scams, and website links to harmful applications or for other fraudulent activity could damage our reputation, and we may face liability for unauthorized, inaccurate, or fraudulent information distributed via our platform.

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

We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the U.S. Federal Trade Commission, or FTC, and state and local agencies. The United States and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security, and storage of personally identifiable information of individuals.  For example, in May 2018, the general data protection regulation became effective, bringing with it a complete overhaul of E.U. data protection laws.  The new rules supersede prior E.U. data protection legislation, impose more stringent E.U. data protection requirements, and provide for greater penalties for noncompliance.  Further, the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security or storage of personally identifiable information or other data relating to individuals. In addition, the federal government and many states and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements, or our internal practices. Any failure or perceived failure by us to comply with United States, European Union or other foreign privacy or security laws, regulations, policies, industry standards or legal obligations or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

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

•	our ability to attract new customers;
•	our ability to retain customers and expand their usage of our services;
•	changes in customers’ budgets and in the timing of their purchasing decisions, including as a result of any changes in their usage or expected usage of our services;
•	potential customers opting for alternative solutions, including internally-developed and maintained solutions, and competitive email or digital communication solutions;
•	our ability to control costs, including our operating expenses;
•	the timing and success of new products, features, and services by us and our competitors;
•	changes in the competitive dynamics of our industry, including price competition or consolidation among competitors, customers, or strategic partners;
•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform;
•	reputational harm or other liabilities resulting from the use of our platform to transmit spam, phishing scams, website links to harmful applications or other harmful or illegal material;
•	the collectability of receivables from customers, which may be hindered or delayed if these customers experience financial distress;
•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•	fluctuations in foreign currency exchange rates which could, for example, cause our subscription agreements denominated in U.S. dollars to be more expensive internationally;
•	sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•	the impact of new accounting pronouncements; and
•	fluctuations in stock-based compensation expense.

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

We believe that our culture has been and will continue to be a key contributor to our success. Between December 31, 2011 and June 30, 2018, we have increased the size of our full-time workforce by 375 employees, and we expect to continue to hire as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our common stock in the public markets after our recent initial public offering, or IPO, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our potential headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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

We cannot assure you that any patents we have obtained or that may be issued to us in the future will give us the protection that we seek or that such patents will not be challenged, invalidated, or circumvented. As of June 30, 2018, we had one issued patent. Any patents that may be issued to us in the future may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. Similarly, we cannot assure you that any future trademark registrations will be issued from current or future applications or that any registered trademarks we have obtained or may obtain in the future will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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

On December 22, 2017, and effective January 1, 2018, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the “Tax Cuts and Jobs Act”) which includes significant changes to the taxation of business entities. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income,” or GILTI, repeal of the alternative minimum tax, or AMT, for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, changes in the attribution rules relating to stockholders of certain “controlled foreign corporations,” limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the Tax Cuts and Jobs Act remains subject to interpretation and further guidance from U.S. taxing authorities and as a result the overall impact of this tax reform is uncertain and may change due to interpretation changes, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various U.S. states will conform their tax laws to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our common stock is also uncertain and could be adverse. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden, and cost of tax compliance.  We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in or holding our common stock.

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

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, further increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in November 2017 at a price of $16.00 per share, our stock price has ranged from an intraday low of $17.50 to an intraday high of $32.03 through June 30, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, the factors that may affect the market price of our common stock include:

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

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares.

Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to restrictions of Rule 144 under the Securities Act in the case of our affiliates. Any sales of our common stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Concentration of ownership among our officers, directors, and their affiliates may prevent minority investors from influencing corporate decisions.

Our officers, directors, and their affiliated funds beneficially owned an aggregate of approximately 20.2%  of the outstanding shares of our common stock as of June 30, 2018. If some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a change of control of our company. Some of these persons or entities may have interests different from yours.

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

We raised $136.3 million in net proceeds after deducting underwriting discounts and commissions of $10.6 million and offering expenses of $4.0 million. No offering expenses were paid directly or indirectly to any of our directors, officers, or persons owning 10 percent or more of our capital stock (or their associates or affiliates). As of June 30, 2018, substantially all expenses incurred in connection with our IPO have been paid.

There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on November 15, 2017 pursuant to Rule 424(b) of the Securities Act. As of June 30, 2018, all proceeds were held as cash and cash equivalents.

Issuer or Affiliated Purchaser Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

None.

Item 5.Other Information

None.

Item 6.Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-K	001-38275	3.1	2/26/2018

3.2	Amended and Restated Bylaws.	10-K	001-38275	3.2	2/26/2018

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate evidencing shares of common stock.	S-1/A	333-221003	4.2	10/30/2017

4.3	Amended and Restated Registration Rights Agreement, dated as of November 17, 2016, by and among SendGrid, Inc., and certain of its stockholders.	S-1	333-221003	4.3	10/18/2017

10.1+	Non-Employee Director Compensation Policy					X

10.2	Ninth Amendment and Loan Security Agreement, by and between the Registrant and Pacific Western Bank, dated April 30, 2018					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101 INS	XBRL Instance Document					X

101SCH	XBRL Taxonomy Extension Schema Document					X

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Signature	Title	Date

/s/ Sameer Dholakia	President, Chief Executive Officer, and Director (Principal Executive Officer)	July 31, 2018
Sameer Dholakia

/s/ Yancey Spruill	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 31, 2018
Yancey Spruill