Form 10-Q
period 2018-09-30
SendGrid, Inc.
filed 2018-11-06
CIK 1477425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-38275

SendGrid, Inc.

www.sendgrid.com

NYSE: SEND

(Exact name of registrant as specified in its charter)

Delaware	27-0654600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801 California Street, Suite 500

Denver, Colorado 80202
(Address of principal executive offices) (Zip Code)

(888) 985-7363
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

On October 31, 2018, the registrant had 47,357,102  shares of common stock outstanding.

SendGrid, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2018

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our potential merger with Twilio Inc.,  a Delaware corporation, or Twilio, future financial condition, results of operations, business strategy and plans and objectives of management for future operations, as well as statements regarding industry trends, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•the occurrence of any event, change, or other circumstances that could delay or prevent closing of the proposed merger or give rise to the termination of that certain Agreement and Plan of Merger and Reorganization dated October 15, 2018 by and among SendGrid, Twilio, and Topaz Merger Subsidiary, Inc., a Delaware corporation, or the Merger Agreement;

•the risk that SendGrid and Twilio will be unable to complete the proposed merger due to the failure to obtain requisite stockholder approvals by SendGrid or Twilio or the failure to satisfy other conditions to completion of the proposed merger, including that a governmental entity may prohibit, delay, or refuse to grant regulatory approval for the consummation of the proposed merger;

•the risk that SendGrid could be required to pay a termination fee of up to $69.0 million to Twilio under certain circumstances pursuant to the terms of the Merger Agreement;

•the risk that stockholder litigation in connection with the proposed merger may affect the timing or occurrence of the proposed merger or result in significant costs of defense, indemnification, and liability;

•the significant transaction costs which have been and may continue to be incurred by SendGrid related to the proposed merger;

•the risk that the expected benefits of the proposed merger or other commercial opportunities may otherwise not be fully realized or may take longer to realize than expected;

•risks associated with any failure to closing the proposed merger, including the potential distraction of employee and management attention during the pendency of the proposed merger, uncertainty about the effect of the proposed merger on SendGrid’s relationships with employees, potential and existing customers and suppliers and other parties, and the impact that the failure of the proposed merger to close could have on the trading price of shares of SendGrid common stock and SendGrid’s operating results;

•our ability to effectively sustain and manage our growth and future expenses, and our ability to achieve and maintain future profitability;

•our ability to attract new customers and to maintain and expand our existing customer base;

•our dependence on our self-service model;

•our ability to scale and update our platform to respond to customers’ needs and rapid technological change;

•our reliance on third parties, including for strategic relationships to sell our services and for network connectivity, hosting, and other services;

•the effects of increased competition on our market and our ability to compete effectively;

•our ability to expand our operations and increase adoption of our platform internationally;

•our ability to maintain, protect and enhance our brand;

•our customers’ and other platform users’ violation of our policies or misuse of our platform;

•the sufficiency of our cash and cash equivalents to satisfy our liquidity needs;

•our failure or the failure of our platform of services to comply with applicable industry standards, laws, and regulations;

•our ability to maintain our corporate culture;

•our ability to hire, retain and motivate qualified personnel;

•our ability to identify targets for, execute on and realize the benefits of potential acquisitions;

•our ability to estimate the size and potential growth of our target market; and

•our ability to maintain proper and effective internal controls.

These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. The forward-looking statements do not assume the consummation of the proposed merger with Twilio unless specifically stated otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

SENDGRID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$37,199	$28,316	$105,443	$80,159
Cost of revenue	8,978	7,612	26,271	21,357
Gross profit	28,221	20,704	79,172	58,802

Operating expenses:
Research and development	11,049	7,545	29,854	21,208
Selling and marketing	9,612	7,124	26,255	20,582
General and administrative	10,606	7,684	28,637	21,222
Loss on disposal of assets	22	-	84	2
Total operating expenses	31,289	22,353	84,830	63,014
Loss from operations	(3,068)	(1,649)	(5,658)	(4,212)

Other income (expense):
Interest income	759	-	1,875	-
Interest expense	(136)	(29)	(240)	(98)
Adjustment to redeemable preferred stock warrant liability	-	84	-	(434)
Other	22	1	17	17
Other income (expense)	645	56	1,652	(515)
Net loss before provision for income taxes	(2,423)	(1,593)	(4,006)	(4,727)
Provision for income taxes	-	-	-	-
Net loss	$(2,423)	$(1,593)	$(4,006)	$(4,727)

Weighted average common shares outstanding	46,550	8,020	43,841	7,938
Net loss per share attributable to common stockholders	$(0.05)	$(0.20)	$(0.09)	$(0.60)

Comprehensive loss:
Net loss	$(2,423)	$(1,593)	$(4,006)	$(4,727)
Change in cumulative foreign currency translation adjustment	(1)	2	(4)	3
Comprehensive loss	$(2,424)	$(1,591)	$(4,010)	$(4,724)

See accompanying notes to condensed consolidated financial statements.

SENDGRID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of September 30,	As of December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$186,423	$175,496
Restricted cash	1,122	-
Accounts receivable - trade, net of allowance	6,756	5,765
Prepaid expenses and other current assets	6,128	9,087
Total current assets	200,429	190,348

Noncurrent Assets:
Property and equipment, net	35,858	29,192
Intangible assets, net	6,213	1,795
Other assets	964	300
Goodwill	1,648	1,648
Total noncurrent assets	44,683	32,935
Total assets	$245,112	$223,283

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,612	$13,837
Current portion of capital lease obligations	6,397	6,110
Current portion of note payable	2,005	-
Current portion of deferred rent	1,263	328
Other current liabilities	1,260	1,575
Total current liabilities	24,537	21,850

Long-Term Obligations, Net of Current Portion:
Capital lease obligations, net of current portion	10,165	11,095
Note payable, net of current portion	3,842	-
Deferred rent, net of current portion	9,231	10,054
Other long-term liabilities	487	510
Total long-term obligations, net of current portion:	23,725	21,659
Total liabilities	48,262	43,509

Commitment and contingencies (notes 5 - 14)

Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized as of Sep. 30, 2018 and Dec. 31, 2017, 47,049,147 and 42,175,647 shares issued and outstanding as of Sep. 30, 2018 and Dec. 31, 2017, respectively	47	39
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of Sep. 30, 2018 and Dec. 31, 2017. None issued or outstanding.	-	-
Additional paid-in capital	251,298	229,594
Accumulated deficit	(54,489)	(49,857)
Accumulated other comprehensive loss	(6)	(2)
Total stockholders’ equity	196,850	179,774
Total liabilities and stockholders’ equity	$245,112	$223,283

See accompanying notes to condensed consolidated financial statements

SENDGRID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,006)	$(4,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,385	7,048
Stock-based compensation	8,082	2,677
Adjustment to redeemable preferred stock warrant liability	-	434
Non-cash interest expense	58	22
Loss on disposal of assets and restructuring of assets	340	352
Reimbursement of tenant improvements	2,464	718
Changes in operating assets and liabilities:
Accounts receivable	(1,017)	(458)
Prepaid expenses and other assets	1,244	(1,439)
Accounts payable and accrued liabilities	2,166	4,264
Other liabilities	(1,728)	1,240
Net cash flows from operating activities	15,988	10,131

Cash flows from investing activities:
Purchase of property and equipment	(11,474)	(4,806)
Cash paid for business combination	-	(2,726)
Cash acquired in business combination	-	527
Proceeds from sale of assets	27	9
Net cash flows from investing activities	(11,447)	(6,996)

Cash flows from financing activities:
Proceeds from stock option exercises	8,337	396
Proceeds from follow-on public offering, net of $0.7 million underwriting discount	13,716	-
Payments for stock issuance costs	(1,346)	(1,523)
Payments for tax withholding on equity awards	(7,703)	-
Principal payments on capital lease obligations	(4,946)	(5,092)
Principal payments on note payable	(547)
Net cash flows from financing activities	7,511	(6,219)

Effect of foreign currency exchange rates on cash	(3)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,049	(3,081)
Cash, cash equivalents, and restricted cash at beginning of period	175,496	40,478
Cash, cash equivalents, and restricted cash at end of period	$187,545	$37,397

Supplemental disclosure of cash flow information:
Assets acquired under capitalized leases	$4,470	$11,124
Intangible asset and related prepaid professional services financed via note payable	$6,363	$-
Property and equipment purchases included in accounts payable	$845	$83
Issuance of common stock for business combination	$-	$432
Cash paid for interest	$234	$42

See accompanying notes to condensed consolidated financial statements

SENDGRID, INC.

CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2018	42,175,647	$39	$229,594	$(49,857)	$(2)	$179,774
Exercise of common stock options	3,946,941	4	8,333			8,337
Vesting of restricted stock units	326,559	-	-			-
Tax withholding associated with vesting of restricted stock units			(7,703)			(7,703)
Stock-based compensation			8,082			8,082
Net loss				(4,006)		(4,006)
Foreign currency translation adjustment					(4)	(4)
Follow-on offering of common stock	600,000	4	13,712			13,716
Issuance costs associated with IPO and follow-on offering			(1,346)			(1,346)
Adoption of ASU 2016-09 (Note 2)			626	(626)		-
Balance at September 30, 2018	47,049,147	$47	$251,298	$(54,489)	$(6)	$196,850

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

On October 15, 2018, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Twilio Inc. Refer to Note 14 for additional details.

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

As of June 30, 2018, the market value of our common stock held by non-affiliates exceeded $700 million. Therefore, effective December 31, 2018, we will cease to be classified as an EGC. As a result, as of December 31, 2018, we will be required to adopt all applicable accounting standards that were effective for any period during 2018.

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

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flow (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amount shown on the statement of cash flows. We adopted ASU 2016-18 effective April 1, 2018. Our condensed consolidated balance sheet as of September 30, 2018 includes $1.1 million of restricted cash related to SendGrid.org (Note 3). The condensed consolidated statement of cash flows includes this restricted cash within the end-of-period total amount shown as “cash, cash equivalents, and restricted cash.” When the SendGrid.org restricted cash is actually disbursed, we will classify it as a use of cash from operating activities. We restated the prior period to conform to current year presentation. For the nine months ended September 30, 2017, this resulted in a $0.1 million decrease in cash used in investing activities.

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2016, the FASB issued ASU 2016-15, Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification for certain cash receipts and cash payments on the consolidated statement of cash flows. The standard requires retrospective application for each period presented. We adopted ASU 2016-15 effective April 1, 2018. The adoption did not have a significant impact on our consolidated financial statements and related disclosures.

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

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract (such as a hosting arrangement) with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. Capitalized implementation costs will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-02 is effective for us beginning January 1, 2020. Early adoption is permitted, but we do not expect to do so. We have not yet determined the effect of the standard on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows a reclassification from accumulated other comprehensive income to accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“the 2017 Act”). ASU 2018-02 is effective for us beginning January 1, 2019. Early adoption is permitted, but we do not expect to do so. Companies that elect to reclassify the stranded effects associated with the change in U.S. federal corporate income tax rate must do so for all items within Accumulated Other Comprehensive Income (“AOCI”). This standard allows adoption under one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effects of the 2017 Act related to items remaining in AOCI are recognized, or (2) at the beginning of the period of adoption. We expect to adopt at the beginning of the period of adoption and do not anticipate the adoption of this standard will have a significant impact on our consolidated financial statements and related disclosures.

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize, on the balance sheet, a liability to make lease payments and a corresponding right-of-use asset representing a right to use the underlying asset for the lease term. ASU 2016-02 is effective for us beginning January 1, 2019. Early adoption is permitted, but we do not expect to do so.  The standard requires a modified retrospective approach.  However, the FASB recently approved ASU 2018-11, Leases (Topic 842), Targeted Improvements, which permits an optional effective date transition method.  We anticipate electing this effective date transition method, which contains the following provisions:

•	transition provisions of the new standard are applied at its adoption date;
•	recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; and
•	continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted.

The standard permits three practical expedients, which must be elected as a package.  We expect to elect  these practical expedients, which allow us to not reassess the following factors for all leases that commenced before January 1, 2019:

•	whether expired or existing contracts contain leases under the new definition of a lease;
•	lease classification for expired or existing leases; and
•	whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

We are currently in the process of accumulating and evaluating all contractual lease arrangements in order to determine the impact on our consolidated financial statements and related disclosures. While we expect the adoption of this standard to result in an increase to our reported assets and liabilities, we have not yet determined the full impact.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and modified the standard thereafter.  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new accounting standard also impacts the recognition of incremental costs to obtain a sales contract, such as sales commissions.  Under the new standard, these incremental costs will be capitalized at inception and expensed over an estimate of the customer’s life.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Most public companies adopted ASU 2014-09 effective January 1, 2018. Due to the cessation of our EGC status, the new standard is effective for us beginning December 31, 2018. Early adoption is permitted, but we will not do so.

The standard permits the use of either a full or a  modified retrospective transition method. We will adopt the standard using the modified retrospective method, which contains the following provisions:

•	For contracts not completed as of December 31, 2018, we will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to our accumulated deficit;
•	Results for the December 31, 2018 and future reporting periods will be presented under Topic 606; and
•	Comparative prior period amounts will not be adjusted and continue to be reported in accordance with historic accounting guidance under Topic 605.

We continue to evaluate the impact of the new standard on our consolidated financial statements. We are in the process of evaluating customer arrangements and commissions and identifying differences in accounting between new and existing standards.  We do not anticipate the new standard will have a material impact on the timing or amount of revenue recognition.  However, we expect some impact on our consolidated statements of operations as a result of the deferred expense on sales commissions.

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)    Restricted Cash

Restricted cash as of September 30, 2018 represents amounts designated for SendGrid.org. SendGrid.org is a division of SendGrid and not a separate legal entity. Its mission is to support nonprofit organizations.

(4)    Property and Equipment

Property and equipment consist of the following:

	Estimated Useful		As of September 30,	As of December 31,
	Life (in months)		2018	2017
			(In thousands)
Data center equipment	36 - 48		$32,617	$28,474
Leasehold improvements	71 - 131	*	14,919	8,067
Office furniture and equipment	36 - 60		5,960	4,560
Computer equipment and peripherals	36		2,979	3,276
			56,475	44,377
Less accumulated depreciation			(20,617)	(15,185)
Property and equipment, net			$35,858	$29,192

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

We hold certain equipment under capital lease arrangements.  This equipment is classified as data center or office equipment.  We depreciate this equipment using the straight-line method over the shorter of the useful life or the term of the lease agreement.  The following table summarizes our capital lease arrangements:

	As of September 30,	As of December 31,
	2018	2017
	(In thousands)
Equipment held under capital lease agreements	$26,743	$24,866
Less accumulated depreciation	(10,302)	(7,860)
Carrying value	$16,441	$17,006

The following table summarizes depreciation expense, including depreciation of assets held under capital lease arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Depreciation expense	$2,741	$2,422	$7,743	$6,923

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	As of September 30,	As of December 31,
	2018	2017
	(In thousands)
Bonus and commission	$5,543	$4,031
Accounts payable	2,767	3,553
Employee benefits	1,037	557
Marketing expense	948	203
Sales tax	815	2,057
Vacation	16	1,832
Other accrued liabilities	2,486	1,604
Accounts payable and accrued liabilities	$13,612	$13,837

(6)    Note Payable

In August 2018, we entered into an arrangement with a financing company whereby we obtained $5.1 million in software and $1.3 million in related professional services in exchange for a $6.4 million note payable.  On our condensed consolidated balance sheet, the software is included in “Intangible assets, net.” The related professional services are included in “Prepaid expenses and other current assets” and “Other assets” and will be amortized over six to 36 months.  The note payable bears interest at 6.6% per annum compounded monthly and matures in August 2021. Principal and interest payments are paid quarterly (Note 13).

(7)    Revolving Line of Credit

We have a loan and security agreement (“LSA”) with a bank that provides a revolving line of credit with $40.0 million maximum borrowing availability.  The LSA matures in August 2019. We had $40.0 million available to draw as of September 30, 2018 and December 31, 2017. We were in compliance with all financial covenants as of September 30, 2018 and December 31, 2017.  For all periods presented, no amounts were outstanding, and we had no borrowing activity.

Amounts available to draw under the LSA are calculated from a trailing three-month revenue base, which can differ from the maximum loan amount. Advances bear interest on the outstanding daily balance at the bank’s prime rate.

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

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Each case is subject to certain exceptions. The LSA also contains certain events of default including, among other things, that during the existence of an event of default, interest on the obligations could be increased.

(8)   Equity Financing

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

(9)    Stock Awards

In 2009, we created the 2009 Equity Incentive Plan (the”2009 Plan”), in 2012, we created the 2012 Equity Incentive Plan (the “2012 Plan”), and in 2017, we created the 2017 Equity Incentive Plan (the “2017 Plan”). The 2009 Plan terminated upon the effectiveness of the 2012 Plan, and the 2012 Plan terminated upon the effectiveness of the 2017 Plan. However, any outstanding stock awards will continue to be governed by their existing terms.

The following table summarizes remaining shares available for grant:

	As of September 30,	As of December 31,
Stock Awards Available for Grant	2018	2017
	(In thousands)
2017 Plan	5,667	3,504

The 2009 Plan allowed granting of stock options. The 2012 Plan allowed and the 2017 Plan allows granting of stock options and restricted stock units. Options have an exercise price not less than 100% of the fair value of common stock on the date of grant and expire no more than ten years from the grant date. Stock options and restricted stock units generally vest over two to four years.

The following table summarizes our stock option activity:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding January 1, 2018	12,217,721	$4.79
Granted	249,740	$26.28
Exercised	(3,946,941)	$2.11
Forfeited	(785,874)	$7.25
Outstanding September 30, 2018	7,734,646	$6.62
Vested and exercisable September 30, 2018	3,669,373	$2.75

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable:

	As of September 30, 2018
	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual Life	Exercise	Options	Contractual Life	Exercise
Exercise Price	Outstanding	(In Years)	Price	Exercisable	(In Years)	Price
$0.18 - $1.50	522,649	4.7	$1.12	522,649
$1.83 - $2.12	1,200,873	6.0	$1.84	1,189,680
$2.18	963,442	6.7	$2.18	756,636
$2.46 - $2.79	924,166	7.1	$2.55	529,172
$4.24	981,834	7.9	$4.24	371,705
$4.52 - $7.58	643,879	8.4	$5.79	151,774
$12.00	1,485,734	8.8	$12.00	34,831
$12.72 - $22.87	855,814	9.0	$16.23	112,926
$24.97 - $30.35	156,255	9.3	$27.87	-
	7,734,646	7.5	$6.62	3,669,373	6.5	$2.75

The following table summarizes our restricted stock unit activity:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding at January 1, 2018	656,854	$2.54
Granted	825,227	$27.91
Vested	(326,559)	$1.26
Withheld for taxes	(291,475)	$1.26
Forfeited	(47,349)	$27.55
Outstanding at September 30, 2018	816,698	$27.05

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

The following table summarizes the estimates and assumptions used and the resulting weighted average grant date fair value of the options granted. During the three months ended September 30, 2018, there were no options granted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value of common stock	-	$11.95 - $11.95	$22.87 - $30.35	$4.47 - $11.95
Risk-free interest rate	-	1.9% - 2.0%	2.4% - 2.7%	1.8% - 2.1%
Expected life	-	6.4 years	5.9 years	6.2 years
Expected dividend yield	-	-	-	-
Expected volatility	-	46.5% - 52.6%	50.1% - 50.6%	46.5% - 54.0%
Weighted average grant date fair value of the options granted	-	$6.26	$13.38	$5.06

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recognize stock-based compensation cost on a straight‑line basis over the requisite service period for the entire award and account for forfeitures as they occur. We allocate stock-based compensation to the same expense categories as the base compensation for such employees. We recognized the following stock-based compensation expense for options,   RSUs, and our employee stock purchase plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$371	$186	$897	$337
Research and development	1,308	387	3,016	749
Selling and marketing	532	281	1,165	596
General and administrative	1,231	442	3,004	995
Stock-based compensation	$3,442	$1,296	$8,082	$2,677

The following table summarizes our unrecognized compensation cost:

As of September 30,
2018
Unrecognized compensation cost (in thousands)	$36,936
Weighted average remaining vesting period (in years)	2.4

(10)    Net Loss Per Share Attributed to Common Stockholders

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

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net loss	$(2,423)	$(1,593)	$(4,006)	$(4,727)
Weighted average common shares outstanding	46,550	8,020	43,841	7,938
Net loss attributable to common stockholders	$(0.05)	$(0.20)	$(0.09)	$(0.60)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive.

	As of September 30,	As of September 30,
	2018	2017
	(In thousands)
Stock options	7,735	11,592
Restricted stock units	817	617
Convertible preferred stock	-	24,535
Redeemable preferred stock warrants	-	54
	8,552	36,798

(11)    Segment and Geographic Information

Our Chief Executive Officer and Chief Financial Officer / Chief Operating Officer are our chief operating decision makers. They regularly review financial information presented on a consolidated basis for the purposes of allocating resources and evaluating performance. Accordingly, we determined that we currently operate in one reportable business segment.

Substantially all of our assets are located in the United States. We consider all revenue derived from customers with a U.S. billing address as U.S. revenue. All other revenue is considered international revenue.

The following table summarizes revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
United States	$22,440	$17,537	$64,287	$50,096
International	14,759	10,779	41,156	30,063
Total revenue	$37,199	$28,316	$105,443	$80,159

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12)    Income Tax

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

Currently, we do not have any uncertain tax positions. We do not anticipate any significant changes within twelve months of September 30, 2018 in uncertain tax positions that would be material to the consolidated financial statements taken as a whole.

We file U.S. federal income tax returns as well as income tax returns in many U.S. states and the United Kingdom. The 2009 through 2017 tax years remain open to examination by the major jurisdictions in which we are subject to tax.

(13)    Commitments and Contingencies

Commitments

The following table summarizes commitments on contracts that meet the following criteria:

•	enforceable;
•	legally binding; and
•	specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts.

The table excludes obligations under agreements that we can cancel without a significant penalty.

	Payments due by Period
	As of September 30, 2018
	2018 (Remainder of Year)	2019	2020	2021	2022	Thereafter	Total
	(In thousands)
Operating lease obligations	$1,177	$4,808	$4,936	$5,065	$5,197	$16,595	$37,778
Capital lease obligations	1,698	6,262	5,516	2,686	400	-	16,562
Interest on capital lease obligations	65	206	121	55	6	-	453
Note payable	489	2,039	2,176	1,143	-	-	5,847
Interest on note payable	93	291	153	22		-	559
Purchase obligations	1,846	6,858	5,808	9,017	4,625	-	28,154
Total	$5,368	$20,464	$18,710	$17,988	$10,228	$16,595	$89,353

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

(14)    Subsequent Events

On October 15, 2018, we entered into the Merger Agreement with Twilio Inc., a Delaware corporation (“Twilio”), and Topaz Merger Subsidiary, Inc., a Delaware corporation, and direct wholly owned subsidiary of Twilio (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will be merged with and into SendGrid and SendGrid will continue as the surviving corporation and as a direct wholly owned subsidiary of Twilio (the “Merger”).  In connection with the Merger, all of our issued and outstanding shares of common stock will be converted into the right to receive (a) 0.485 of a share of Twilio’s Class A Common Stock, par value $0.001 per share plus (b) any cash payable in lieu of fractional shares of Twilio’s Class A Common Stock otherwise issuable as merger consideration.  The Merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

SENDGRID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consummation of the Merger is subject to certain closing conditions, including:

•	the absence of certain legal impediments;
•	the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
•	the effectiveness of a registration statement on Form S-4 to be filed with the Securities and Exchange Commission;
•	adoption of the Merger Agreement by the holders of a majority of our outstanding common stock at our stockholders’ meeting;
•

approval of the issuance of shares of Twilio Class A Common Stock in the Merger by the holders of a majority of the votes of Twilio’s Class A Common Stock and Class B Common Stock voting together as a single class, present in person or by proxy, and entitled to vote thereon, at the Twilio stockholders meeting; and

•	receipt of opinions from legal counsel regarding the intended tax treatment of the Merger as a tax-free reorganization under the provisions of Section 368(a) of the Code.

The parties to the Merger Agreement have made certain representations, warranties, and covenants in the Merger Agreement, including covenants regarding the conduct of their respective businesses and the use of reasonable best efforts to cause the conditions to the Merger to be satisfied. The Merger Agreement contains certain termination rights for both SendGrid and Twilio and further provides that, in connection with our termination of the Merger Agreement under certain circumstances, including our termination to accept and enter into a definitive agreement with respect to a superior proposal, we must pay Twilio a termination fee of $69.0 million.  In connection with the termination of the Merger Agreement by Twilio under certain circumstances, including termination by Twilio to accept and enter into a definitive agreement with respect to a superior proposal, Twilio must pay us a termination fee of $120.0 million. Further, in connection with the termination of the Merger Agreement for Twilio’s failure to obtain stockholder approval, Twilio will owe us a termination fee of $120.0 million if the shares of Twilio Class B Common Stock subject to certain proxies fail to be voted in favor of the issuance of Class A Common Stock pursuant to the Merger Agreement.

In connection with execution of the Merger Agreement, we incurred a financial advisory fee of $4.0 million.

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

We primarily sell to developers and marketers who want easy to use, self-service tools. Businesses learn about us through our marketing efforts or through our user community and sign up through our website. We offer documentation to enable self-service onboarding and 24 x 7 support to answer questions. We also sell our services to and through strategic partners, including the following:

•	leading public cloud infrastructure providers and ecommerce platforms, such as Heroku, Amazon Web Services, and Microsoft Azure;
•	software vendors that offer complementary products and with which we co-sell our Email API and Marketing Campaigns services; and
•	digital marketing agencies which resell our services to their clients.

Additionally, we have a limited inside sales team to manage inbound interest from businesses.

We target any business that needs to deliver transactional or marketing email. As a result, our customers include small and midsize businesses, or SMBs, and large enterprises across a wide range of industries. As of September 30, 2018, we had more than 78,000 customers globally. No single customer represented more than 2% of total revenue in the nine months ended September 30, 2018 and 2017, and our ten largest customers comprised 12% or less of our total revenue in the nine months ended September 30, 2018 and 2017.

In November 2017, we issued and sold 9.4 million shares of our common stock at the public offering price of $16.00 per share in our initial public offering, or IPO. We received net proceeds of $136.3 million after deducting underwriting discounts, commissions, and offering expenses.

On April 10, 2018, we closed our follow-on public offering in which we and certain of our stockholders sold an aggregate of 7,514,369 shares of common stock at the public offering price of $24.00 per share. Of the 7,514,369 shares of common stock sold in the offering, we sold 600,000 shares and selling stockholders sold 6,914,369 shares. We received net proceeds of $12.4 million after deducting $0.7 million of underwriting discounts and commissions and $1.3 million of offering expenses.

Potential Merger with Twilio

On October 15, 2018, we entered into the Merger Agreement with Twilio and Merger Sub, pursuant to which Merger Sub will be merged with and into SendGrid and SendGrid will continue as the surviving corporation and as a direct wholly owned subsidiary of Twilio.  In connection with the Merger, all of our issued and outstanding shares of common stock will be converted into the right to receive (a) 0.485 of a share of Twilio’s Class A Common Stock, par value $0.001 per share plus (b) any cash payable in lieu of fractional shares of Twilio’s Class A Common Stock otherwise issuable as merger consideration.  The Merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Code.

Consummation of the Merger is subject to certain closing conditions, including:

•	the absence of certain legal impediments;
•	the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
•	the effectiveness of a registration statement on Form S-4 to be filed with the Securities and Exchange Commission;
•	adoption of the Merger Agreement by the holders of a majority of our outstanding common stock at our stockholders’ meeting;
•

approval of the issuance of shares of Twilio Class A Common Stock in the Merger by the holders of a majority of the votes of Twilio’s Class A Common Stock and Class B Common Stock voting together as a single class, present in person or by proxy, and entitled to vote thereon, at the Twilio stockholders meeting; and

•	receipt of opinions from legal counsel regarding the intended tax treatment of the Merger as a tax-free reorganization under the provisions of Section 368(a) of the Code.

The parties to the Merger Agreement have made certain representations, warranties, and covenants in the Merger Agreement, including covenants regarding the conduct of their respective businesses and the use of reasonable best efforts to cause the conditions to the Merger to be satisfied. The Merger Agreement contains certain termination rights for both SendGrid and Twilio and further provides that, in connection with our termination of the Merger Agreement under certain circumstances, including our termination to accept and enter into a definitive agreement with respect to a superior proposal, we must pay Twilio a termination fee of $69.0 million.  In connection with the termination of the Merger Agreement by Twilio under certain circumstances, including termination by Twilio to accept and enter into a definitive agreement with respect to a superior proposal, Twilio must pay us a termination fee of $120.0 million. Further, in connection with the termination of the Merger Agreement for Twilio’s failure to obtain stockholder approval, Twilio will owe us a termination fee of $120.0 million if the shares of Twilio Class B Common Stock subject to certain proxies fail to be voted in favor of the issuance of Class A Common Stock pursuant to the Merger Agreement.

In connection with execution of the Merger Agreement, we incurred a financial advisory fee of $4.0 million.

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

Our subscription net dollar retention rate increases when our customers increase their usage of our Email API service or extend usage of our various other services. Our subscription net dollar retention rate decreases when customers temporarily or permanently cease or reduce usage of our Email API service or otherwise cease or reduce usage of our other services. Changes in our pricing may materially impact our subscription net dollar retention rate in the future but did not have a material impact for any of the periods presented.

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

The following table summarizes our key metrics:

	As of September 30,	As of September 30,
	2018	2017	Amount Change		% Change
	(In thousands)
Number of customers	78.6	58.2	20.4		35.1%

	Three Months Ended September 30,
	2018	2017	Amount Change		% Change
	(In billions)
Email volume	141.7	115.0	26.7		23.2%

	Three Months Ended September 30,
	2018	2017	Amount Change		% Change
Subscription dollar expansion rate	122%	125%	(300)	bps	(2.4)%
Subscription gross dollar churn rate	9%	9%	-	bps	-%
Subscription net dollar retention rate	113%	116%	(300)	bps	(2.6)%

Our email volume grew 23.2% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  That growth rate was approximately 530 basis points lower than our email volume growth rate of 28.5% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  The lower growth rate was attributable in part to decreased expansion in use of our Email API service by high-volume customers and in part due to the fact that there was one fewer business day (and one fewer Friday) in September 2018 as compared to September 2017.  Our email volume is generally higher on business days, and Friday is typically a high-volume email day for us.

Our subscription dollar expansion rate decreased 300 basis points, or bps, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The decrease was primarily attributable to decreased expansion in our Email API service, and to a lesser extent the elimination of our predecessor email marketing service, which was discontinued at the end of 2017. Our subscription gross dollar churn remained relatively constant in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Components of Results of Operations

Revenue

We generate revenue primarily through the sale of our Email API and Marketing Campaigns services, which we sell on a monthly subscription basis. Generally, we recognize revenue ratably over the applicable service period. The following table summarizes the components of our revenue:

	Three Months Ended September 30,
	2018	2017
Email API	79.4%	79.4%
Marketing Campaigns	17.3	13.8
Predecessor email marketing service	-	3.4
Other	3.3	3.4
Total	100.0%	100.0%

Our customers subscribe to our Email API service through a plan that provides for a predetermined allowance of renewable email credits to be used each month. Usage above the plan’s credit allowance is billed as an overage charge. All plans include basic customer support.

Certain customers also subscribe to our Marketing Campaigns service. These customers store email contacts and segmentation information on our platform in order to customize communications. Marketing Campaigns revenue is based on Email volume as well as number of stored contacts.

The Marketing Campaigns service utilizes the Email API infrastructure. However, Email API revenue does not include any allocation for subscriptions to Marketing Campaigns or our predecessor email marketing service.

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

Adjusted net income

We use the non-GAAP financial measure of adjusted net income, which is defined as GAAP net income (loss) excluding the following:

•	non-cash, stock-based compensation expense;
•	restructuring expense;
•	costs associated with mergers and acquisitions;
•	warrant interest expense; and
•	non-capitalizable costs associated with our IPO.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted net income, for each of the periods presented:

	Three Months Ended September 30,
	2018	2017	Change
	(In thousands)
Net loss	$(2,423)	$(1,593)	$(830)
Non-cash, stock-based compensation expense	3,442	1,296	2,146
Restructuring expense	205	112	93
Merger and acquisition expense	1,552	190	1,362
Adjustment to convertible preferred stock warrant liability	-	(84)	84
Certain IPO costs	-	720	(720)
Adjusted net income	$2,776	$641	$2,135

Adjusted net income increased $2.1 million in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was due in part to an increase in non-cash, stock-based compensation expense of $2.1 million and an increase in merger and acquisition expense of $1.4 million (principally related to the pending sale to Twilio announced on October 15, 2018), offset by an $0.8 million increase in our net loss.

Adjustment to convertible preferred stock warrant liability and certain IPO costs were $0 in the three months ended September 30, 2018 due to the completion of our IPO.

There are a number of limitations related to the use of adjusted net income as compared to net loss, including that adjusted net income excludes non-cash, stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

Free cash flow

We use the non-GAAP financial measure of free cash flow, which is defined as GAAP net cash flows from operating activities, reduced by the following:

•	purchase of property and equipment;
•	principal payments on capital lease obligations; and
•	principal payments on notes payable.

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

The following table presents a reconciliation of net cash from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow for each of the periods presented:

	Three Months Ended September 30,
	2018	2017	Change
	(In thousands)
Net cash flows from operating activities	$7,255	$5,009	$2,246
Purchase of property and equipment	(2,186)	(1,792)	(394)
Principal payments on capital lease obligations	(1,605)	(2,095)	490
Principal payments on notes payable	(547)	-	(547)
Free cash flow	$2,917	$1,122	$1,795

Free cash flow increased $1.8 million in the three months ended September  30, 2018, compared to the three months ended September 30, 2017. The increase was primarily attributable to a $2.2 million increase in net cash flows from operating activities resulting from:

•	a $0.8 million increase in net loss;
•	$2.1 million of additional non-cash, stock-based compensation expense;
•	$0.7 million in additional depreciation and amortization expense; and
•	a $0.3 million increase due to various other items, including timing of cash receipts and payments associated with current assets and liabilities.

These items were partially offset by an increase of $0.4 million in purchases of property and equipment and an increase of $0.1 million in principal payments on capital lease obligations and notes payable due to purchases of additional equipment.

There are a number of limitations related to the use of free cash flow as compared to net cash from operating activities, including that free cash flow does not reflect future contractual commitments.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$37,199	$28,316	$105,443	$80,159
Cost of revenue (1)(2)	8,978	7,612	26,271	21,357
Gross profit	28,221	20,704	79,172	58,802
Operating expenses: (1)(2)
Research and development	11,049	7,545	29,854	21,208
Selling and marketing	9,612	7,124	26,255	20,582
General and administrative (3)(4)	10,606	7,684	28,637	21,222
Loss on disposal of assets	22	—	84	2
Total operating expenses	31,289	22,353	84,830	63,014
Loss from operations	(3,068)	(1,649)	(5,658)	(4,212)
Other income (expense), net	645	56	1,652	(515)
Net loss before provision for income taxes	(2,423)	(1,593)	(4,006)	(4,727)
Provision for income taxes	-	-	-	-
Net loss	$(2,423)	$(1,593)	$(4,006)	$(4,727)

(1)	Includes non-cash, stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$371	$186	$897	$337
Research and development	1,308	387	3,016	749
Selling and marketing	532	281	1,165	596
General and administrative	1,231	442	3,004	995
Total	$3,442	$1,296	$8,082	$2,677

(2)	Includes merger and acquisition expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$20	$9	$60	$47
Research and development	128	147	410	342
Selling and marketing	5	5	14	11
General and administrative	1,399	29	1,392	261
Total	$1,552	$190	$1,876	$661

(3)	Includes non-capitalizable costs related to preparation to become and operate as a public company of $0.7 million and $1.0 million for the three and nine months ended September 30, 2017, respectively.
(4)

Includes restructuring expense of $0.2 million, $0.1 million, $0.7 million, and $1.1 million for the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, respectively.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Condensed Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.1	26.9	24.9	26.6
Gross margin	75.9	73.1	75.1	73.4
Operating expenses:
Research and development	29.7	26.6	28.3	26.5
Selling and marketing	25.8	25.2	24.9	25.7
General and administrative	28.5	27.1	27.2	26.5
Loss on disposal of assets	0.1	-	0.1	-
Total operating expenses	84.1	78.9	80.5	78.6
Loss from operations	(8.2)	(5.8)	(5.4)	(5.3)
Other income (expense), net:	1.7	0.2	1.6	(0.6)
Net loss before provision for income taxes	(6.5)	(5.6)	(3.8)	(5.9)
Provision for income taxes	-	-	-	-
Net loss	(6.5)%	(5.6)%	(3.8)%	(5.9)%

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
Email API	$29,542	$22,474	$7,068	31.4%
Marketing Campaigns	6,426	3,906	2,520	64.5%
Predecessor email marketing service	-	964	(964)	(100.0)%
Other	1,231	972	259	26.6%
Total	$37,199	$28,316	$8,883	31.4%

Total revenue increased $8.9 million, or 31.4%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily attributable to an increase in email volume from and sales of additional services to existing customers and secondarily related to sales of our Email API and other services to new customers. Revenue growth from existing customers comprised $7.9 million, or 89.4%, of the $8.9 million increase, with the remaining revenue growth attributed to new customers. A significant portion of our new customer growth relates to customers who typically have lower volume but pay higher rates per email processed.

Our overall email volume increased 23.2% to 141.7 billion in the third quarter of 2018 compared to  115.0 billion in the third quarter of 2017. Our number of customers increased 35.1% to 78.6 thousand at September 30, 2018 compared to  58.2 thousand at September 30, 2017. Numerous factors can cause fluctuations in email volume, including the number of business days compared with non-business days in the period, with email volume generally higher on business days.

Revenue from our Email API service increased by $7.1 million, or 31.4%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Growth in Email API revenue is due in part to the inclusion of features for customers in the current period that were not offered in the prior period.  These additional features do not result in additional email volume but carry additional fees.

Revenue from our email marketing services (which includes our Marketing Campaigns service and its predecessor) increased by $1.6 million, or 32.0%, in the third quarter of 2018 compared to the third quarter of 2017 as a result of a $2.5 million increase in revenue from our Marketing Campaigns service in the third quarter of 2018, offset by a $1.0 million decrease in revenue from our predecessor email marketing service, which was discontinued at the end of 2017. Our Marketing Campaigns service has a higher price point than our Email API service and is currently growing at a higher rate.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
Cost of revenue	$8,978	$7,612	$1,366	17.9%
Gross margin	75.9%	73.1%

Cost of revenue increased $1.4  million, or 17.9%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was primarily attributable to:

•	a $0.4 million increase in employee costs due to an increase in headcount;
•	a $0.4 million increase in allocated overhead and other expenses;
•	a $0.3 million increase in data center and hosting costs related to the investment in additional property and equipment;
•	a $0.2 million increase in non-cash, stock-based compensation expense; and
•	a $0.1 million increase in amortization expense associated with use of additional intangible assets.

Operating Expenses

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
Research and development	$11,049	$7,545	$3,504	46.4%
Selling and marketing	$9,612	$7,124	$2,488	34.9%
General and administrative	$10,606	$7,684	$2,922	38.0%

Research and Development

Research and development expense increased $3.5 million, or 46.4%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily attributable to:

•	a $1.5 million increase in employee costs due to an increase in headcount;
•	a $0.9 million increase in non-cash, stock-based compensation expense
•	a $0.5 million increase in third-party consulting services;
•	a $0.5 million increase in allocated overhead and other expenses; and
•	a $0.1 million increase in amortization expense associated with use of additional intangible assets.

Selling and Marketing

Selling and marketing expense increased $2.5 million, or 34.9%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily attributable to:

•	a $1.3 million increase in advertising and promotion expense;
•	a $0.5 million increase in employee costs due to an increase in headcount;
•	a $0.3 million increase in non-cash, stock-based compensation expense;
•	a $0.3 million increase in allocated overhead and other expenses; and
•	a $0.1 million increase in referral fees.

General and Administrative

General and administrative expense increased $2.9 million, or 38.0%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily attributable to:

•	a $1.4 million increase in professional fees related to merger and acquisition activity, including the Twilio transaction;
•	an $0.8 million increase in non-cash, stock-based compensation;
•	a $0.7 million increase in third-party consulting services;
•	a $0.4 million increase in office expense;
•	a $0.3 million increase in employee costs due to an increase in headcount;
•	a $0.2 million increase to support public company operating requirements;
•	a $0.2 million increase in credit card fees; and
•	a $0.1 million increase in various other costs.

These increases were partially offset by:

•	a $0.7 million decrease in costs related to our recent IPO; and
•	a $0.5 million decrease in sales and use tax expense.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
Email API	$83,650	$63,831	$19,819	31.0%
Marketing Campaigns	18,165	9,802	8,363	85.3%
Predecessor email marketing service	-	3,931	(3,931)	(100.0)%
Other	3,628	2,595	1,033	39.8%
Total	$105,443	$80,159	$25,284	31.5%

Total revenue increased $25.3 million, or 31.5%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily attributable to an increase in email volume from and sales of additional services to existing customers and secondarily related to sales of our Email API and other services to new customers. Revenue growth from existing customers comprised $18.2 million, or 72.0%, of the $25.3 million increase, with the remaining revenue growth attributed to new customers. A significant portion of our new customer growth relates to customers who typically have lower volume but pay higher rates per email processed.

Our overall email volume increased 26.9% to 412.3 billion in the first nine months of 2018 compared to 325.0 billion in the first nine months of 2017.  Our number of customers increased 35.1% to 78.6 thousand at September 30, 2018 compared to  58.2 thousand at September 30, 2017. Numerous factors can cause fluctuations in email volume, including the number of business days compared with non-business days in the period, with email volume generally higher on business days.

Revenue from our Email API service increased by $19.8 million, or 31.0%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Growth in Email API revenue is due in part to the inclusion of features for customers in the current period that were not offered in the prior period.  These additional features do not result in additional email volume but carry additional fees.

Revenue from our email marketing services (which includes our Marketing Campaigns service and its predecessor) increased by $4.4 million, or 32.3%, in the first nine months of 2018 compared to the first nine months of 2017 as a result of an  $8.4 million increase in revenue from our Marketing Campaigns service in the first nine months of 2018, offset by a $3.9 million decrease in revenue from our predecessor email marketing service, which was discontinued at the end of 2017. Our Marketing Campaigns service has a higher price point than our Email API service and is currently growing at a higher rate.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
Cost of revenue	$26,271	$21,357	$4,914	23.0%
Gross margin	75.1%	73.4%

Cost of revenue increased $4.9 million, or 23.0%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase was primarily attributable to:

•	a $1.7 million increase in data center and hosting costs related to the investment in additional property and equipment;
•	a $1.7 million increase in employee costs due to an increase in headcount;
•	a $0.6 million increase in allocated overhead and other expenses;
•	a $0.6 million increase in non-cash, stock-based compensation expense; and
•	a $0.3 million increase in amortization expense associated with use of additional intangible assets.

Operating Expenses

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
Research and development	$29,854	$21,208	$8,646	40.8%
Selling and marketing	$26,255	$20,582	$5,673	27.6%
General and administrative	$28,637	$21,222	$7,415	34.9%

Research and Development

Research and development expense increased $8.6 million, or 40.8%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily attributable to:

•	a $4.7 million increase in employee costs due to an increase in headcount;
•	a $2.3 million increase in non-cash, stock-based compensation;
•	a $1.2 million increase in allocated overhead and other expenses;
•	a $0.2 million increase in third-party consulting services; and
•	a $0.2 million increase in amortization expense associated with use of additional intangible assets.

Selling and Marketing

Selling and marketing expense increased $5.7 million, or 27.6%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily attributable to:

•	a $2.0 million increase in employee costs due to an increase in headcount;
•	a $2.0 million increase in advertising and promotion expense;
•	a $0.7 million increase in allocated overhead and other expenses;
•	a $0.6 million increase in non-cash, stock-based compensation expense;
•	a $0.3 million increase in referral fees; and
•	a $0.1 million increase in amortization expense associated with use of additional intangible assets.

General and Administrative

General and administrative expense increased $7.4 million, or 34.9%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily attributable to:

•	a $2.0 million increase in non-cash, stock-based compensation expense;
•	a $1.8 million increase in employee costs due an increase in headcount;
•	a $1.7 million increase in third-party consulting services;
•	a $1.5 million increase in office expense;
•	a $1.1 million increase in professional fees related to merger and acquisition activity, including the Twilio transaction;
•	a $0.7 million increase to support public company operating requirements;
•	a $0.6 million increase in credit card fees; and
•	a $0.3 million increase in various other costs;

These increases were partially offset by:

•	a $1.2 million decrease in costs related to our IPO;
•	a $0.7 million decrease in sales and use tax expense; and
•	a $0.4 million decrease in restructuring expense associated with facility lease terminations and office relocations

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, debt financings, and the sale of software subscriptions and support.

As of September 30, 2018, we had $186.4 million of cash and cash equivalents. We believe that existing cash and cash equivalents and expected positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.

We have a loan and security agreement, or LSA, with a bank that provides a revolving line of credit with $40.0 million maximum borrowing availability.  The LSA matures in August 2019. We had $40.0 million available to draw as of September 30, 2018 and were in compliance with all financial covenants. No amounts were outstanding as of September 30, 2018, and we had no borrowing activity during the three months ended September 30, 2018.

For further information on our LSA, refer to Note 7 in the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

On October 15, 2018, we entered into the Merger Agreement with Twilio and Merger Sub. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the merger. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Twilio’s consent, including:

•	acquiring businesses;
•	incurring capital expenditures above specified thresholds;
•	issuing additional debt facilities;
•	repurchasing shares of our outstanding common stock.

We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.

Contractual Obligations, Commitments, and Future Capital Requirements

For further information on our commitments and contingencies, refer to Note 13 in the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Historical Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash flows from operating activities	$15,988	$10,131
Net cash flows from investing activities	(11,447)	(6,996)
Net cash flows from financing activities	7,511	(6,219)
Effect from foreign currency exchange rates	(3)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,049	(3,081)
Cash, cash equivalents, and restricted cash at beginning of period	175,496	40,478
Cash, cash equivalents, and restricted cash at end of period	$187,545	$37,397

Operating Activities

Net cash from operating activities was $16.0 million in the nine months ended September 30, 2018, which was a result of our net loss of $4.0 million adjusted for non-cash items, including:

•	$8.4 million of depreciation and amortization expense;
•	$8.1 million of non-cash, stock-based compensation expense; and
•	$2.5 million of landlord reimbursements for leasehold improvements associated with the construction of our Irvine, California and Redwood City, California offices.

Due to the timing of cash receipts and payments, we had a $0.7 million net cash inflow from changes in operating assets and liabilities, which was a result of:

•	an increase in accounts payable and accrued liabilities of $2.2 million due in part to seasonal employee payments;
•	a decrease in other liabilities of $1.7 million due in part to the timing of sales tax payments;
•	a decrease in prepaid expenses and other assets of $1.2 million; and
•	an increase in accounts receivable of $1.0 million.

Net cash from operating activities was $10.1 million in the nine months ended September 30, 2017, which was a result of our net loss of $4.7 million adjusted for non-cash items, including:

•	$7.0 million of depreciation and amortization expense;
•	$2.7 million of non-cash, stock-based compensation expense;
•	$0.7 million of landlord reimbursements for leasehold improvements associated with the construction of our Denver, Colorado office; and
•	a $0.4 million adjustment to our redeemable preferred stock warrant liability, which existed prior to our IPO.

Due to the timing of cash receipts and payments, we had a $3.6 million net cash inflow from changes in operating assets and liabilities, which was the result of:

•	an increase in accounts receivable of $0.5 million;
•	an increase in prepaid expenses and other assets of $1.4 million;
•	an increase in accounts payable and accrued liabilities of $4.3 million; and
•	an increase in other liabilities of $1.2 million.

Investing Activities

Net cash used in investing activities was $11.4 million in the nine months ended September 30, 2018, relating to $10.1 million for the buildout of our new offices in Irvine and Redwood City, California and our corporate headquarters in Denver, Colorado. The remainder relates to purchases of property and equipment used to support the growth of the business.

Net cash used in investing activities was $7.0 million in the nine months ended September 30, 2017, relating to  $4.8 million in purchases of property and equipment and $2.2 million for the acquisition of Bizzy.

Financing Activities

Net cash from financing activities was $7.5 million in the nine months ended September 30, 2018, relating to:

•	$13.7 million in proceeds from our follow-on public offering (net of $0.7 million underwriting discounts and commissions);
•	$8.3 million in proceeds from stock option exercises;
•	$7.7 million in payments for tax withholding on stock awards;
•	$5.0 million in principal payments on capital lease obligations;
•	$1.3 million in payments for stock issuance costs related to our follow-on public offering; and
•	$0.5 million in principal payments on notes payable.

Net cash used in financing activities was $6.2 million in the nine months ended September 30, 2017, relating to:

•	$5.1 million in principal payments on capital lease obligations; and
•	$1.5 million in payments for offering costs.

These cash outflows were partially offset by $0.4 million in proceeds from stock option exercises.

Critical Accounting Policies

Our condensed consolidated financial statements were prepared in accordance with GAAP and applicable rules and Securities and Exchange Commission regulations regarding interim financial reporting. The preparation of consolidated financial statements, in conformity with GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenue and expenses during the reporting period, and certain information disclosed in the notes to the consolidated financial statements. Actual results could materially differ from these estimates.

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

Item 3.Quantitative and Qualitative Disclosure About Market Risk

Market Risks Associated with Financial Instruments

There have been no material changes in our market risk during the three months ended September 30, 2018. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Risks Related to Our Potential Merger with Twilio

Failure to complete, or delays in completing, the potential merger with Twilio announced on October 15, 2018 could materially and adversely affect our results of operations and our stock price.

On October 15, 2018, we entered into an agreement with Twilio pursuant to which, if all of the conditions to closing are satisfied or waived, we will merge with a subsidiary of Twilio and become a wholly-owned subsidiary of Twilio. Consummation of the Merger is subject to certain closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed merger to be consummated include, but are not limited to, the following:

•

we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Twilio, which could have a negative effect on our stock price;

•	under some circumstances, we may be required to pay a termination fee to Twilio of $69.0 million or to reimburse Twilio for its expenses up to a cap of $5.0 million;
•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•	the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•	the attention of our management may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•	we could be subject to litigation related to any failure to complete the Merger;

•

the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and our stock price.

Uncertainty about the Merger may adversely affect relationships with our customers, suppliers, and employees, whether or not the Merger is completed.

In response to the announcement of the Merger, our existing or prospective customers or suppliers may:

•	delay, defer, or cease purchasing products or services from, or providing products or services to, us or the combined company;
•	delay or defer other decisions concerning us or the combined company; or
•	otherwise seek to change the terms on which they do business with us or the combined company.

Any such delays or changes to terms could materially harm our business or, if the Merger is completed, the business of the combined company.

In addition, as a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Twilio following the completion of the Merger.

Losses of customers, employees or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approvals of our stockholders and/or Twilio’s stockholders.

If the Merger is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of Twilio Class A Common Stock, which our current stockholders will own following the completion of the Merger.

Even if the Merger is consummated, the combined company may not perform as we or the market expect. Risks associated with the combined company following the Merger include:

•	if the Merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, our stockholders may be required to pay substantial U.S. federal income taxes;
•

integrating two businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully the businesses of SendGrid and Twilio in the expected time frame would adversely affect Twilio’s future results following completion of the Merger;

•

the Merger will significantly increase the size of Twilio’s operations, and if Twilio is not able to effectively manage its expanded operations, its Class A Common Stock price may be adversely affected;

•

it is possible that key employees might decide not to remain with Twilio after the Merger is completed, and the loss of key personnel could have a material adverse effect on the resulting entity’s financial condition, results of operations and growth prospects;

•	the success of the combined company will also depend upon relationships with third parties and pre-existing customers of SendGrid and Twilio, which relationships may be affected by customer preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition, and results of operations;

•	the stock price of Twilio Class A Common Stock after the Merger may be affected by factors different from those currently affecting the shares of SendGrid; and
•

if governmental agencies or regulatory bodies impose requirements, limitations, costs, divestitures, or restrictions on the consummation of the proposed Merger, the combined company’s ability to realize the anticipated benefits of the Merger may be impaired.

If any of these events were to occur, the value of the Twilio Class A Common Stock received by our stockholders in the Merger would be adversely affected.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.

Unless and until the Merger Agreement is terminated in accordance with its terms, subject to certain specified exceptions, we are not permitted to solicit, initiate, induce or knowingly encourage or knowingly facilitate any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an alternative transaction proposal or to engage in discussions or negotiations with third parties regarding any alternative transaction proposal. Such restrictions could discourage or deter a third party that may be willing to pay more than Twilio for the outstanding capital stock of SendGrid from considering or proposing such an acquisition of SendGrid.

Because the number of shares of Twilio’s Class A Common Stock issuable in the Merger in respect of one share of our common stock is fixed and will not be adjusted in the event of changes in the price of either Twilio’s Class A Common Stock or our common stock, the market value of the shares of Twilio’s Class A Common Stock to be received by our stockholders in connection with the Merger is subject to change prior to the completion of the Merger.

The number of shares of Twilio’s Class A Common Stock issuable in the Merger in respect of one share of our common stock is fixed such that each share of our common stock will be converted into the right to receive 0.485 of a share of Twilio Class A Common Stock in connection with the Merger.  No adjustments to this exchange ratio will be made based on changes in the price of either Twilio’s Class A Common Stock or our common stock or changes in the business or future prospects of Twilio or us prior to the completion of the Merger. Changes in stock price, business or future prospects may result from a variety of factors, including, among others, general market and economic conditions, changes in Twilio’s or our operations and financial projections, market assessment of the likelihood that the Merger will be completed as anticipated or at all and regulatory considerations. Many of these factors are beyond Twilio’s or our control.

As a result of any such changes in stock price, the market value of the shares of Twilio’s Class A Common Stock that our stockholders will receive at the time that the Merger is completed could vary significantly from the value of such shares immediately prior to the public announcement of the Merger.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger, which may delay or prevent the proposed merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Twilio, Twilio’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Twilio, or Twilio’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Merger.

Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In deciding whether to grant antitrust approvals, the Federal Trade Commission, or the FTC, and the United States Department of Justice, or the DOJ, will consider the effect of the Merger on competition. The FTC or DOJ may condition their approval of the Merger on Twilio’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Twilio’s business following the Merger. If we and Twilio agree to these requirements, limitations, costs, divestitures or restrictions, the ability to realize the anticipated benefits of the Merger may be impaired. We cannot provide any assurance that we or Twilio will obtain the necessary approvals or that any of the requirements, limitations, costs, divestitures, or restrictions to which we might agree will not have a material adverse effect on Twilio following the Merger. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Merger.

The Merger Agreement contains provisions that may preclude us, while the transaction is pending, from pursuing acquisitions that we might otherwise pursue or that could discourage or deter competing bids for SendGrid.  Voting agreements with us and Twilio also may have the effect of deterring competing bids for SendGrid.

Under the Merger Agreement, subject to certain exceptions, SendGrid is restricted from pursuing or entering into agreements with respect to transactions involving acquisitions of its assets or business. In addition, unless and until the merger agreement is terminated, subject to specified exceptions, SendGrid is restricted from soliciting, initiating, knowingly encouraging, or knowingly facilitating proposals that could reasonably be expected to lead to an alternative acquisition proposal for the SendGrid. Our board is permitted under certain circumstances to change its recommendation to our stockholders prior to obtaining stockholder consent if it receives a “Company Superior Proposal” or if an “Intervening Event” has occurred (in each case, as such terms are defined in the Merger Agreement).  In such events, SendGrid is required to negotiate with Twilio regarding potential amendments to the Merger Agreement and may only enter into an agreement with respect to a “Company Superior Proposal” if specified conditions have been satisfied and we have paid a termination fee of $69.0 million to Twilio.

Additionally, certain SendGrid stockholders have agreed to vote their shares in favor of the Merger Agreement and the Merger and certain Twilio stockholders have agreed to vote their shares in favor of the issuance of Twilio Class A Common Stock in exchange for our common stock pursuant to the Merger Agreement, which may increase the likelihood that the Merger is consummated.

The restrictive covenants contained in the Merger Agreement could have the effect while the acquisition is pending of preventing us from pursuing acquisitions that could be in the best interests of SendGrid and our stockholders. In addition, these restrictions could discourage a third party that may have an interest in acquiring SendGrid from considering or proposing such an acquisition. If such a proposal were forthcoming, we may not be able to enter into an agreement with respect to such an alternative transaction without incurring potentially significant liability to Twilio.

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

We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 58 employees as of December 31, 2011 to 448 fulltime employees as of September 30, 2018, and we have also significantly increased the number of emails processed by our platform over the last several years. We anticipate that we will continue to expand our operations and headcount in the near term. Our growth has placed, and future growth will place, a significant strain on our management, technical, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our management, technical, administrative, operational, and financial controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in effectively scaling our platform to handle increased email volumes, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business and results of operations.

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

From time to time, our customers and other third parties have complained about our platform, such as complaints about our pricing and customer support or the use of our platform to transmit spam, phishing scams, website links to harmful applications or other harmful or illegal material. If we do not handle customer and other complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and our customers may reduce or cease their use of our services. In addition, many of our customers post about and discuss Internet-based products and services, including our platform and services, on social media. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our platform or services  (particularly as our platform continues to scale) upset these customers, then their online commentary could negatively affect our brand and reputation. Complaints or negative publicity about us, our platform or our services could materially and adversely impact our ability to attract and retain customers, our business, results of operations, and financial condition.

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

Furthermore, failure to maintain compliance with the data protection policy standards adopted by major credit card issuers and other payment processors may limit our ability to offer our customers a credit card or online payment option. Any loss of our ability to offer our customers a credit card payment or online payment option would harm our reputation and make our platform and services less attractive to many organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.

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

We believe that our culture has been and will continue to be a key contributor to our success. Between December 31, 2011 and September 30, 2018, we have increased the size of our full-time workforce by 390 employees, and we expect to continue to hire as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our common stock in the public markets after our recent initial public offering, or IPO, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our potential headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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

We cannot assure you that any patents we have obtained or that may be issued to us in the future will give us the protection that we seek or that such patents will not be challenged, invalidated, or circumvented. As of September 30, 2018, we had one issued patent. Any patents that may be issued to us in the future may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. Obtaining and enforcing software patents in the United States is becoming increasingly challenging. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law. Similarly, we cannot assure you that any future trademark registrations will be issued from current or future applications or that any registered trademarks we have obtained or may obtain in the future will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our software, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. As of December 31, 2017, we had not completed a Section 382 limitation study, and postponed completion of our prior study, due to a significant level of legacy ownership both before and after our IPO. We will continue to monitor and assess our significant ownership interests. Future changes in our stock ownership, some of which are outside of our control, could also result in an ownership change under Section 382 of the Code.

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

GAAP in the United States is subject to interpretation by the FASB, SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior to and subsequent to such change and could affect the reporting of transactions completed before the announcement of a change.

In particular, in May 2014, the FASB issued ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services; this new accounting standard also impacts the recognition of sales commissions. ASU 2014-09 will become applicable for us on December 31, 2018.

We continue to evaluate the impact of the new standard on our consolidated financial statements. We are in the process of evaluating arrangements with customers and identifying differences in accounting between new and existing standards., The application of this new guidance could have an adverse effect on our operating results in one or more periods as compared to what they would have been under current standards.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in November 2017 at a price of $16.00 per share, our stock price has ranged from an intraday low of $17.50 to an intraday high of $38.66 through September 30, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, the factors that may affect the market price of our common stock include:

•	the timing of, and our ability to close, the potential Merger with Twilio, as well as changes in factors that influence and the timing or likelihood of closing the potential Merger;
•	changes in the market price of Twilio’s Class A Common Stock prior to consummation of the Merger;
•	our operating performance and the operating performance of similar companies;
•	failure to meet revenue, earnings, key metrics or other financial or operational expectations that we establish or are established by securities analysts or investors;
•	the overall performance and volatility of the equity markets in general or of our industry in particular;
•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•	the number of shares of our common stock publicly owned and available for trading;
•	threatened or actual litigation;
•	changes in laws or regulations affecting our business;
•	changes in our board of directors or management;
•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;
•	public reaction to our press releases, other public announcements, and filings with the SEC, including related to new services or functionalities or announced or completed acquisitions;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	large volumes of sales of shares of our common stock by us or our existing stockholders; and
•	general political and economic conditions.

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

Our officers, directors, and their affiliated funds beneficially owned an aggregate of approximately 19.9% of the outstanding shares of our common stock as of September 30, 2018. If some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets,  including the approval of the potential Merger with Twilio.  Certain of our officers, directors, and their affiliated funds, in their respective capacities as stockholders of SendGrid, have entered into voting agreements with Twilio pursuant to which they have agreed, among other things, to vote their respective SendGrid shares in favor of the Merger. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a change of control of our company. Some of these persons or entities may have interests different from yours.

We do not intend to pay dividends for the foreseeable future.

We never have declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. In addition, our credit facility and the Merger Agreement restrict, and any future debt or preferred security arrangements may restrict, our ability to make distributions to our stockholders. We anticipate that we will retain any future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their shares of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on November 15, 2017 pursuant to Rule 424(b) of the Securities Act. As of September 30, 2018, all proceeds were held as cash and cash equivalents.

Issuer or Affiliated Purchaser Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

None.

Item 5.Other Information

None.

Item 6.Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1 †	Agreement and Plan of Merger and Reorganization among Registrant, Twilio Inc. and Topaz Merger Subsidiary, Inc.	8-K	001-38275	2.1	10/16/18

3.1	Amended and Restated Certificate of Incorporation.	10-K	001-38275	3.1	2/26/2018

3.2	Amended and Restated Bylaws.	10-K	001-38275	3.2	2/26/2018

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate evidencing shares of common stock.	S-1/A	333-221003	4.2	10/30/2017

4.3	Amended and Restated Registration Rights Agreement, dated as of November 17, 2016, by and among SendGrid, Inc., and certain of its stockholders.	S-1	333-221003	4.3	10/18/2017

10.1+	Non-Employee Director Compensation Policy	10-Q	001-38275	10.1	7/31/2018

10.2	Tenth Amendment to Loan and Security Agreement by and between the Registrant and Pacific Western Bank, dated August 6, 2018	8-K	001-38275	10.1	8/9/2018

10.3+	Offer Letter by and between Registrant and Carrie Palin dated September 22, 2018					X

10.4	Form of Voting Agreement, dated as of October 15, 2018, by and between the Registrant and certain holders of Class A Common Stock and Class B Common Stock of Twilio Inc.	8-K	001-38275	10.1	10/16/2018

10.5	Form of Voting Agreement, dated as of October 15, 2018, by and between the Registrant and certain holders of Class A Common Stock of Twilio Inc.	8-K	001-38275	10.2	10/16/2018

10.6	Form of Voting Agreement, dated as of October 15, 2018, by and between Twilio Inc. and certain directors and officers of the Registrant	8-K	001-38275	10.3	10/16/2018

10.7	Form of Voting Agreement, dated as of October 15, 2018, by and between Twilio Inc. and a stockholder of the Registrant and its affiliated entities.	8-K	001-38275	10.4	10/16/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101 INS	XBRL Instance Document					X

101SCH	XBRL Taxonomy Extension Schema Document					X

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. SendGrid agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

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

Signature	Title	Date

/s/ Sameer Dholakia	President, Chief Executive Officer, and Director (Principal Executive Officer)	November 6, 2018
Sameer Dholakia

/s/ Yancey Spruill	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 6, 2018
Yancey Spruill